Form 10KSB
period 1997-06-30
CHAPEAU INC
filed 1998-07-21
CIK 783211

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended       June 30, 1997
                                   ---------------------
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from __________ to ___________

        Commission File Number  33-1289-D
                               --------------

                               CHAPEAU, INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

             Utah                                           87-0431831
-------------------------------                       ------------------------
(State or other jurisdiction of                      (I.R.S. Employer I.D No.)
incorporation or organization)

6074 Oak Canyon Drive, Salt Lake City, Utah                        84117
--------------------------------------------                    --------------
Address of principal executive offices)                          (Zip Code)
Issuer's telephone number, including area code:  (801) 272-7131
                                                 --------------
           Securities registered pursuant to section 12(b) of the Act:

       Title of each class              Name of each exchange on which
registered
              None                                         N/A
      --------------------          ------------------------------------------
           Securities registered pursuant to section 12(g) of the Act:
                                     None
                               -----------------
                                (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1) Yes [ ] No [X] (2) Yes [ ] No [X]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.    [X]

   State issuer's revenues for its most recent fiscal year:  ($2,166)
                                                             --------
                 (Cover page continued on next page)

       State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. The Company sold shares of its common stock at $0.015 per share, after giving effect to the fifteen to one reverse split. Accordingly, if $0.015 per share is used, the aggregate market value of the voting stock held by nonaffiliates would be $6,600.

       As of June 13, 1998, the Registrant had 1,320,000 shares of common stock issued and outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None

                                TABLE OF CONTENTS


PART I                                                                    Page

ITEM 1.       DESCRIPTION OF BUSINESS                                       4

ITEM 2.       DESCRIPTION OF PROPERTIES                                     5

ITEM 3.       LEGAL PROCEEDINGS                                             5

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           5

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      6

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     6

ITEM 7.       FINANCIAL STATEMENTS                                          7

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                           7

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT                                                           8

ITEM 10.       EXECUTIVE COMPENSATION                                      10

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                               12

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              13

PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K                            14

                                  PART I

                      ITEM 1. DESCRIPTION OF BUSINESS


     The Company was organized under the laws of the State of Utah on September 19, 1985, to provide a capital resource fund to be used to participate in business opportunities. The Company completed a public offering of its common stock in March of 1986. The Company received net proceeds from the public offering of approximately $163,900, after deducting underwriters' compensation and other costs of the offering totaling approximately $37,215.

     On May 13, 1987, the Company entered into an agreement with Pro Image, Inc. for the purchase of licenses to open up to eighteen (18) Pro Image stores. In 1987, the Company acquired Robert K. McIntosh, Inc., a closely held corporation which owned a Pro Image franchise. In exchange for Robert K. McIntosh, Inc., the Company issued 600,000 shares of its common stock and the shareholders of Robert K. McIntosh, Inc., Robert K. McIntosh and Robert McDonald, became members of the Company's board of directors. In December 1987, the Company also entered an agreement with Dave Carver to purchase a Pro Image store in Long Beach, California.

     The Company's efforts to become a franchisee of Pro Image stores proved unsuccessful and the Company ceased all activity related to the Pro Image stores. The Company used the proceeds of its public offering and all additional funds it borrowed or raised to fund the Company's efforts in starting and purchasing Pro Image stores.

     After the Company ceased its Pro Image franchises, the Company investigated several other business opportunities none of which proved successful. The Company presently has no operations other then minimal operations necessary to maintain its corporate status.

     In 1997, the Company changed management and sold shares of its Common and Preferred Stock in an effort to raise enough capital to cover past obligations and provide capital for corporate cleanup. Through the sale of 13,200,000 shares of its Common Stock the Company raised $25,000. The Company raised an additional $15,000 by the sale of 1,000,000 shares of its preferred stock (the "1997 Series A Convertible Preferred Stock.") All shares were sold to two individuals. (See Part III, Item 9. "Directors, Executive Officers -Key Consultants.")

     The Company is currently seeking potential business acquisition or
opportunities to enter in an effort to commence business operations.   The
Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.



                        ITEM 2. DESCRIPTION OF PROPERTIES


     The Company's administrative offices are located at 6074 Oak Canyon Drive, Salt lake City, Utah, which are the offices of Donald McKean, the president of the Company. Mr. McKean has allowed the Company to use this office without charge.



                            ITEM 3. LEGAL PROCEEDINGS


None.



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1997. On May 20, 1998, the Company held a special meeting of shareholders to reverse split or consolidate the issued and outstanding stock of the Company on a fifteen (15) to one basis and to elect directors. The reverse split was approved and effective June 12, 1998. All directors were reelected.

                                      PART II


        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is not traded on any exchange or other quotation service. The Company intends to request a symbol for its securities when it is current in its corporate and SEC filings.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 15, 1998, the Company had approximately 63 shareholders.


                ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Overview

       Since its organization, other than completing a public offering, the Company's only business was as a franchisee of Pro Image stores in California. After this business proved unsuccessful, the Company has been seeking other potential acquisitions, mergers or business opportunities to activate its business operations.

Liquidity and Capital Resources

       As of June 30, 1997, the Company had no assets and liabilities of $51,107. Working Capital at June 30, 1997, was a negative $51,107. Liabilities at June 30, 1997, included $25,000 owed to former officers of the Company. After the close of the fiscal year, the obligations to former officers were satisfied. The funds used to pay the former officers and directors were from sales of the Company's securities.

     The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and bringing the Company current in its
reporting obligations to the Securities and Exchange Commission.       For the
twelve months ended June 30, 1997, the Company was inactive and had no expenses except for nominal fees associated with maintaining its corporate status. No revenue was received during the year ended June 30, 1997.

       Since inception the Company has not had profitable operations with its only active business being discontinued in 1989. The Company is unlikely to generate any operating revenue until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

       The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to any officers or directors of the Company for their time and effort. The Company does intend to reimburse its officers and directors for out of pocket cost.

     At June 30, 1997, the Company had a subscription receivable for $40,279 resulting from the sale of shares of the Company's stock. The subscription receivable was collected following the close of the June 30, 1997, fiscal year. The Company's financial statements contain a qualification as to the Company's ability to continue in business. Management of the Company believes it will be able to continue in business, but until the Company finds and acquires, or merges with an ongoing business operation, the Company will remain unprofitable and have to rely on management and others to fund its ongoing operations.

Results of Operations

       The Company has not had any operations during the fiscal year ended June 30, 1997. The Company's only operations, presently, have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.


                         ITEM 7.  FINANCIAL STATEMENTS


       The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.



              ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                          ACCOUNTING AND FINANCIAL DISCLOSURE


       The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                     PART III


         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


       The following table sets forth as of May 28, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

     Name               Age        Position                  Director or
                                                            Officer Since
--------------        -------      ----------              ---------------

Donald McKean           44       Director and President          1997
David A. O'Bagy         43       Director and Secretary/
                                 Treasurer                       1997
Neil Blosch             36       Director                        1998

       Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

       Donald L. McKean was appointed the new president and a director of the Company in June 1997. Mr. McKean has since 1994 been the vice president, national account sales for Managed Health Network located in Los Angeles, California where he is responsible for all marketing, sales and implementation of new national accounts. From 1993 to 1994, Mr. McKean was the senior sales executives for First Health/Alta Health Strategies in Salt Lake City, Utah. Mr. McKean received a Bachelor of Arts in psychology and a master's degree in social work from the University of Utah.

       David A. O'Bagy was appointed the new secretary/treasurer and a director of the Company in June 1997. Since 1985, Mr. O'Bagy has operated O'Bagy & Associates a real estate firm in the Salt Lake City, Utah. Mr. O'Bagy has been involved in real estate in Salt Lake City, Utah since 1977. Mr. O'Bagy received a Bachelor of Science in accounting from the University of Utah in 1977.

       Neil Blosch was appointed a director of the Company in April 1998. Mr. Blosch is a general contractor in Salt Lake City, Utah owning and operating Sheer Structure, Inc. for the past fifteen years. Mr. Blosch received a degree from the University of Utah.

Key Consultants:

       Kirk Blosch and Jeff Holmes who are major shareholders of the Company since their purchase of shares in the Company in 1997, have indicated they will provide management consulting to the Company. (See: "Principal Shareholders.") The Company anticipates that Mr. Blosch and Holmes will have a substantial voice in any future business decisions of the Company. Set forth below is certain biographical information regarding Messrs. Blosch and
Holmes:

       Kirk Blosch, age 43, has been a general partner in the partnership of Blosch and Holmes, a business consulting and private venture funding general partnership since 1984. For the past fifteen years Mr. Blosch has been an advisor for various public and private companies. During this time, Mr. Blosch has also been involved in real estate development. During 1995 and 1996, Mr. Blosch provided bridge financing with his own funds for private companies prior to their initial public offerings. In the first quarter of 1997, Mr. Blosch along with Mr. Holmes completed a private funding of Zevex International, Inc., a medical product company, specializing in medical devices and ultra sound technology. Zevex is traded on the American Stock Exchange. Mr. Blosch graduated from the University of Utah in 1977 with a Bachelor of Science in Speech Communications. Neil Blosch is the brother of Kirk Blosch.

       Jeff Holmes, age 44, has been a general partner in the partnership of Blosch and Holmes since 1984. For the past 15 years, Mr. Holmes has acted as a business consultant to various public and private companies. Mr. Holmes is a former director of Point of Care Technologies, Inc. a publicly held corporation, that has two disposable screening and diagnostic testing products for the point of care healthcare industry. Mr. Holmes was the chairman of the board of directors of Ion Laser Technology, a medical device company listed on the American Stock Exchange, that has developed "Bright Smile" tooth whitening procedure. Mr. Holmes was a director of McKee and Company, the parent company of W.B. McKee Securities, Inc., a regional broker-dealer specializing in the financing of public and private companies. Mr. Holmes along with Mr. Blosch completed a private funding of Zevex. Mr. Holmes graduated from the University of Utah in 1976 with a Bachelor of Science in Marketing and Management.

       Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the
Company:

       (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

       (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

       (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

              (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)       engaging in any type of business practice; or

              (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

       (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

       (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

       (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

       Compliance with Section 16(a) of the Exchange Act

       The Company is not subject to the requirements of Section 16(a) of the Exchange Act.


                         ITEM 10.  EXECUTIVE COMPENSATION


Summary Compensation Table

       The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1996, the end of the Company's last completed fiscal year):

Summary Compensation Table

                                                                 Long Term Compensation
                              Annual Compensation                  Awards and Payouts
                         ----------------------------  ----------------------------------------
Name and Principal                       Other Annual  Restricted  Options/  LTIP   All other
    Position        Year Salary Bonus($) Compensation  Stock Awards  SARs   Payout Compensation
------------------  ---- ------ -------- ------------  ------------ ------- ------ ------------
Terrell Smith
President and CEO   1997 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-
                    1996 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-
                    1995 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-

Donald McKean       1997 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-

/TABLE

       Cash Compensation

       There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 1996, 1995, and 1994.

       Bonuses and Deferred Compensation

       None.

       Compensation Pursuant to Plans.

       None.

       Pension Table

       None.

       Other Compensation

       None

       Compensation of Directors.

       None.

       Termination of Employment and Change of Control Arrangement

       There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

                  ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT


       The following table sets forth as of June 15, 1997, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,320,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of       Name of Beneficial           Amount and Nature of         Percent of
  Class             Owner                   Beneficial Ownership(1)         Class
---------      ------------------           -----------------------      -----------
Common         Kirk Blosch, IRA(2)
            2081 South Lakeline Drive
              Salt Lake City, Utah                440,000(D)               33.33%

Common          Jeff Holmes(2)
               600 Highway 50
           Pinewild at Marla Bay, #101
            Zephyr Cove, Nevada 89448             440,000(D)               33.33%

Common           Cede & Co.
               P.O. Box 222
           Bowling Green Station
          New York, New York 10274                 81,193(I)                6.15%


Officers, Directors and Nominees:
Common      Donald L. McKean                         -0-                     -0-
Common        David O'Bagy                           -0-                     -0-
Common         Neil Blosch                           -0-                     -0-

All Officers and Directors
 as a Group (3 persons)                              -0-                     -0-
_____________________________

(1) Indirect and Direct ownership are referenced by an "I" or "D," respectively.  All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Kirk Blosch and Jeff Holmes also purchased 500,000 shares each of the Company's 1997 Series A
Convertible Preferred Stock which converts into shares of Common Stock on a one (1) for eleven
(11) basis.

/TABLE

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       Transactions with Management and Others.

       During the fiscal year ended June 30, 1997, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Subsequent to the end of the June 1997 fiscal year, the Company paid former officers and directors $25,000 to cover past obligations owed to them by the Company.

       Certain Business Relationships

       During the fiscal year ended June 30, 1997, there were no material transactions between the Company and its management of principal shareholders.

       Indebtedness of Management

       There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

       Transactions with Promoters

       The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

                       ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


 (a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----

Report of Jones, Jenson & Co., Certified Public Accountants               16

Balance Sheets as of June 30, 1997, and 1996                              17

Statements of Operations for the fiscal  years ended June 30, 1997,
 and 1996                                                                 18

Statements of Stockholders' Equity for the years ended June 30, 1997,
and 1996, and from inception                                              19

Statements of Cash Flows for the fiscal years
ended June 30, 1997, and 1996                                             20

Notes to Financial Statements                                             22

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

       None.

(a)(3) Exhibits. The following exhibits are included as part of this report:

            SEC
Exhibit   Reference
Number     Number            Title of Document                        Location
------    ---------          -----------------                        --------

Item 3                  Articles of Incorporation and Bylaws
------------------------------------------------------------

3.01         3          Articles of Incorporation                Incorporated
                                                                 by reference*

3.02         3          Bylaws                                   Incorporated
                                                                 by reference*

3.03         3          Designations of Rights, Privileges and
                        Preferences of the 1997 Series A
                        Convertible Preferred Stock              This Filing

Item 4                  Instruments Defining the Rights of Security Holders
---------------------------------------------------------------------------

4.01         4          Specimen Stock Certificate               Incorporated
                                                                 by reference*

* Incorporated by reference from the Company's registration statement on form S-18 filed with the Commission, SEC file no. 33-1289-D.

                              SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    Chapeau, Inc.


Date:       July 21, 1998           By/S/ Donald McKean
                                    ------------------------------------------
                                      Donald McKean, President and Director
                                      (Principal Executive Officer)

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Chapeau, Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheets of Chapeau, Inc. (a development stage company) as of June 30, 1997 and 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1997, 1996 and 1995 and from inception on September 19, 1985 through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. (a development stage company) as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1997, 1996 and 1995 and from inception on September 19, 1985 through June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no operating capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
September 19, 1997

50 Main Street, Suite 1450
Salt Lake City, UT  84144

                                CHAPEAU, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS
                                                         June 30,
                                                  1997            1996
                                              -----------      -----------

CURRENT ASSETS

  Cash                                        $      -         $      -

     Total Current Assets                            -                -
                                              -----------      -----------

     TOTAL ASSETS                             $      -         $      -
                                              ===========      ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES


  Note payable - related (Note 7)             $    25,000      $      -
  Interest payable                                    279             -
  Reserve for discontinued operations              25,828           23,662
                                              -----------      -----------
     Total Current Liabilities                     51,107           23,662
                                              -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock $0.001 par value;
 5,000,000 shares authorized; 1,000,000
 shares issued and outstanding                      1,000             -
Common stock $0.001 par value;
 325,000,000 shares authorized; 19,800,000
 and 6,600,000 shares issued and outstanding,
 respectively                                      19,800            6,600
Additional paid-in capital                        221,971          196,171
Stock subscription receivable (Note 6)            (40,279)            -
Deficit accumulated during the development stage (253,599)        (226,433)
                                               ----------      -----------
     Total Stockholders' Equity (Deficit)         (51,107)         (23,662)
                                               ----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                        $     -         $      -
                                               ==========      ===========







The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                        (A Development Stage Company)
                           Statements of Operations

                                                                    From
                                                                Inception on
                                    For the                     September 19,
                                  Year Ended                    1985 through
                                    June 30,                      June 30,
                         1997         1996         1995            1997
                      ----------   ----------   ----------      ----------

REVENUES              $     -      $     -      $     -         $     -


LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)      27,166        1,961        1,779         253,599
                      ----------   ----------   ----------      ----------

NET LOSS              $  (27,166)  $   (1,961)  $   (1,779)     $ (253,599)
                      ==========   ==========   ==========      ==========

LOSS PER SHARE        $    (0.00)  $    (0.00)  $    (0.00)
                      ==========   ==========   ==========

WEIGHTED AVERAGE
 OUTSTANDING SHARES    8,408,219    6,600,000    6,600,000
                      ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.

                                CHAPEAU, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)

                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                                    Preferred Stock     Common Stock       Paid-in    Development
                                   Shares     Amount  Shares    Amount     Capital       Stage
                                  --------- -------- --------- --------   ----------  -----------
At inception on September 19, 1985     -    $   -         -    $   -      $     -     $     -

Common stock issued for cash to
 stockholders                          -        -    1,500,000    1,500       13,500        -

Common stock issued for cash on
 March 7, 1986                         -        -    4,022,300    4,022      159,878        -

Issuance of warrants to purchase
 402,203 shares of common stock        -        -         -        -              40        -

Common stock issued for services
 at approximately $0.03 per share      -        -      477,700      478       13,853        -

Common stock issued in acquisition
 of Robert K. McIntosh & Associates,
 Inc. in July, 1987                    -        -      600,000      600        8,900        -

Net loss from inception
 through June 30, 1994                 -        -         -        -            -       (222,693)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1994                 -        -    6,600,000    6,600      196,171    (222,693)

Net loss for the year ended
 June 30, 1995                         -        -         -        -            -         (1,779)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1995                 -        -    6,600,000    6,600      196,171    (224,472)

Net loss for the year ended
 June 30, 1996                         -        -         -        -            -         (1,961)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1996                 -        -    6,600,000    6,600      196,171    (226,433)

Issuance of preferred stock for
 subscription receivable at $0.015
 per share                        1,000,000    1,000     -         -          14,000        -

Issuance of common stock for
 subscription receivable at $0.019
 per share                             -        -   13,200,000   13,200       11,800        -

Net loss for the year ended
 June 30, 1997                         -        -         -        -            -        (27,166)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1997            1,000,000 $  1,000 19,800,000 $19,800   $  221,971  $ (253,599)
                                  ========= ======== ========== =======   ==========  ==========




The accompanying notes are an integral part of these financial statements

                                CHAPEAU, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows

                                                                    From
                                                                Inception on
                                        For the                  September 19,
                                       Year Ended                 1985 through
                                        June 30,                   June 30,
                             1997         1996         1995         1997
                          ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Income (loss) from
 operations               $  (27,166)  $   (1,961)  $   (1,779)  $ (253,599)

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Increase (decrease) in
  accounts payable and
  accrued expenses              2,166       1,961        1,779       25,828
 (Increase) in interest
  receivable                     (279)       -            -            (279)
 Increase in notes payable
  and accrued interest         25,279        -            -          25,279
 Common stock issued for
  services                       -           -            -          14,331
 Common stock issued for
  exchange of assets             -           -            -           9,500
                          ----------   ----------   ----------   ----------
  Net Cash Provided (Used)
   by Operating Activities       -           -            -        (178,940)
                          ----------   ----------   ----------   ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Net Cash Provided (Used)
   by Investing Activities       -           -            -            -
                          ----------   ----------   ----------   ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Issuance of common stock
   for cash                      -           -            -         216,155
  Stock offering costs           -           -            -         (37,215)
                          ----------   ----------   ----------   ----------
  Net Cash Provided (Used)
   by Financing Activities $     -     $     -      $     -      $  178,940
                          ----------   ----------   ----------   ----------








The accompanying notes are an integral part of these financial statements.

                                CHAPEAU, INC.
                        (A Development Stage Company)
                    Statements of Cash Flows (Continued)

                                                                    From
                                                                Inception on
                                        For the                  September 19,
                                       Year Ended                 1985 through
                                        June 30,                   June 30,
                             1997         1996         1995         1997
                          ----------   ----------   ----------   ----------

INCREASE (DECREASE)IN
 CASH AND CASH
 EQUIVALENTS              $     -      $     -      $     -      $     -

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD            -            -            -            -
                          ----------   ----------   ----------   ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD         $     -      $     -      $     -      $     -
                          ==========   ==========   ==========   ==========

Cash Paid For:
  Interest                $     -      $     -      $     -      $     -
  Income taxes            $     -      $     -      $     -      $     -

NON CASH FINANCING
 ACTIVITIES

  Common stock issued
   for services           $     -       $    -      $     -      $   14,331
  Common stock issued
   for exchange
   of assets              $     -       $    -      $     -      $    9,500
  Common stock issued
   for notes receivable   $   25,000    $    -      $     -      $   25,000
  Preferred stock issued
   for notes receivable   $   15,000    $    -      $     -      $   15,000






The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                            June 30, 1997 and 1996


NOTE 1 -    ORGANIZATION AND DESCRIPTION OF BUSINESS

  Chapeau, Inc. (the "Company") was organized under the laws of the State of Utah on September 19, 1985. On July 27, 1987, the Company completed a plan of reorganization with Robert K. McIntosh and Associates, Inc. (McIntosh). The Company issued 600,000 shares of its restricted common stock to McIntosh in exchange for all of the issued and outstanding shares of McIntosh. McIntosh
held one Pro Image franchise.   At the time of acquisition, McIntosh became a
wholly owned subsidiary. Subsequent to this event, McIntosh was dissolved in 1989 and as a result is no longer a subsidiary of the Company.

  In 1988, the Company was engaged in the operation of franchised sports clothing stores (Pro-Image). The Company sold their final store in May, 1989 and has been inactive since that time. Presently, the Company has no active operations and is seeking other business opportunities. The Company has elected a June 30 year end.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a. Accounting Method

  The Company's financial statements are prepared using the accrual method of accounting.

  b. Provision for Taxes

  The Company has a $253,599 net operating loss carryover as of June 30, 1997 which expires from 2000 to 2012. The potential tax benefit has been offset by a valuation allowance for the same amount.

  c. Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  d. Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 -    GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company, in the interim it has committed to meeting the Company's minimal operating expenses.

                                CHAPEAU, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                           June 30, 1997 and 1996


NOTE 4 -    DISCONTINUED OPERATIONS

  In 1989, the Company discontinued operations and was reclassified as a
development stage company.   All revenues generated by the Company have been
netted against the expenses and are grouped into the discontinued operations line on the statements of operations.

NOTE 5 -    RESERVE FOR DISCONTINUED OPERATIONS

  There are several tax and judgement liens claimed by the State of Utah and two companies against the Company. The tax and judgement liens along with interest, total approximately $25,000.

NOTE 6 -    STOCK SUBSCRIPTION RECEIVABLE

  The Company has two notes receivable from related parties for $25,000 and $15,000. These notes bear interest at 8%. The notes are due within one year.

NOTE 7 -    NOTE PAYABLE - RELATED

  The Company has issued a note payable of $25,000 to former officers of the Company. The note bears interest at 8% and is due within one year.