Form 10QSB
period 1997-09-30
CHAPEAU INC
filed 1998-07-21
CIK 783211

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1997

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

              Commission File Number:   33-1289-D
                                    ---------------------

                            Chapeau, Inc.
          ----------------------------------------------
          (Name of Small Business Issuer in its charter)

          Nevada                                           87-0429154
-------------------------------                     -------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

       6074 Oak Canyon Drive, Salt Lake City, Utah 84117
      -----------------------------------------------------
      (Address of principal executive offices and Zip Code)

                          (801) 272-7131
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [ ]   No [X]    (2)  Yes  [ ]    No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           1,320,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of July 9, 1998

                  ITEM 1.  FINANCIAL STATEMENTS

                              CHAPEAU, INC.
                     (A Development Stage Company)
                             Balance Sheets


                                  ASSETS

                                         September 30,         June 30,
                                             1997                1997
                                         (Unaudited)
                                         ------------        ------------
CURRENT ASSETS

     Cash                                $       -           $       -
                                         ------------        ------------
           Total Current Assets                  -                   -
                                         ------------        ------------
           TOTAL ASSETS                  $       -           $       -
                                         ============        ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES

     Note payable - related              $     25,000        $     25,000
     Interest payable                           1,812                 279
     Reserve for discontinued operations       25,828              25,828
                                         ------------        ------------
          Total Current Liabilities            52,640              51,107
                                         ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock $0.001 par value;
 5,000,000 shares authorized; 1,000,000
 shares issued and outstanding                  1,000               1,000
Common stock $0.001 par value;
 325,000,000 shares authorized; 19,800,000
 issued and outstanding                        19,800              19,800
Additional paid-in capital                    221,971             221,971
Stock subscription receivable (Note 6)        (41,812)            (40,279)
Deficit accumulated during the
 development stage                           (253,599)           (253,599)
                                         ------------        ------------
     Total Stockholders' Equity (Deficit)     (52,640)            (51,107)
                                         ------------        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                   $       -           $       -
                                         ============        ============


The accompanying notes are an integral part of these financial statements.

                              CHAPEAU, INC.
                     (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)




                                                               From
                                                           Inception on
                                                           September 19,
                           For the Three Months Ended      1985 Through
                                 September 30,             September 30,
                               1997         1996               1997
                            ----------   ----------        ------------

REVENUES                    $     -      $     -           $       -

LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)              -           6,791             253,599
                            ----------   ----------        ------------

NET LOSS                    $     -      $   (6,791)       $   (253,599)
                            ==========   ==========        ============

LOSS PER SHARE              $    (0.00)  $    (0.00)
                            ==========   ==========

WEIGHTED AVERAGE
 OUTSTANDING SHARES         19,800,000    6,600,000
                            ==========    =========



























The accompanying notes are an integral part of these financial statements.

                                CHAPEAU, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                                    Preferred Stock     Common Stock       Paid-in    Development
                                   Shares     Amount  Shares    Amount     Capital       Stage
                                  --------- -------- --------- --------   ----------  -----------
At inception on September 19, 1985     -    $   -         -    $   -      $     -     $     -

Common stock issued for cash to
 stockholders                          -        -    1,500,000    1,500       13,500        -

Common stock issued for cash on
 March 7, 1986                         -        -    4,022,300    4,022      159,878        -

Issuance of warrants to purchase
 402,203 shares of common stock        -        -         -        -              40        -

Common stock issued for services
 at approximately $0.03 per share      -        -      477,700      478       13,853        -

Common stock issued in acquisition
 of Robert K. McIntosh & Associates,
 Inc. in July, 1987                    -        -      600,000      600        8,900        -

Net loss from inception
 through June 30, 1994                 -        -         -        -            -       (222,693)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1994                 -        -    6,600,000    6,600      196,171    (222,693)

Net loss for the year ended
 June 30, 1995                         -        -         -        -            -         (1,779)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1995                 -        -    6,600,000    6,600      196,171    (224,472)

Net loss for the year ended
 June 30, 1996                         -        -         -        -            -         (1,961)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1996                 -        -    6,600,000    6,600      196,171    (226,433)

Issuance of preferred stock for
 subscription receivable at $0.015
 per share                        1,000,000    1,000     -         -          14,000        -

Issuance of common stock for
 subscription receivable at $0.019
 per share                             -        -   13,200,000   13,200       11,800        -

Net loss for the year ended
 June 30, 1997                         -        -         -        -            -        (27,166)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1997            1,000,000 $  1,000 19,800,000 $19,800   $  221,971  $ (253,599)

Net loss for the three months
 ended September 30, 1998
 (Unaudited)                           -        -          -       -            -           -
                                  --------- -------- --------- --------   ----------  ----------
Balance, September 30, 1998
 (Unaudited)                      1,000,000 $  1,000 19,800,000 $19,800   $  221,971  $ (253,849)
                                  ========= ======== ========== =======   ==========  ==========


The accompanying notes are an integral part of these financial statements

                              CHAPEAU, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                               From
                                                           Inception on
                                                           September 19,
                           For the Three Months Ended      1985 Through
                                 September 30,             September 30,
                               1997         1996               1997
                            ----------   ----------        ------------


CASH FLOWS FROM OPERATING
 ACTIVITIES

(Loss) from operations      $     -      $   (6,791)       $   (253,599)
Adjustments to reconcile net
 (loss)to net cash used by
 operating activities:
  Common stock issued for
   services                       -            -                 14,331
  Common stock issued for
   exchange of assets             -            -                  9,500
Change in operating assets
 and liabilities:
  (Increase) decrease in
   interest receivable            -             (69)               -
  Increase (decrease) in
   accounts payable and
   accrued expenses               -             541              25,828
  Increase (decrease) in
   accrued interest               -           6,319                -
                            ----------   ----------        ------------
Net Cash (Used) by Operating
 Activities                       -            -               (203,940)
                            ----------   ----------        ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                       -            -                   -
                            ----------   ----------        ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from notes
   payable                        -            -                 25,000
  Issuance of common stock
   for cash                       -            -                216,155
  Stock offering costs            -            -                (37,215)
                            ----------   ----------        ------------
Net Cash Provided (Used) by
 Financing Activities       $     -      $      -          $    203,940
                            ----------   ----------        ------------




The accompanying notes are an integral part of these financial statements.

                              CHAPEAU, INC.
                     (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                              (Unaudited)

                                                               From
                                                           Inception on
                                                           September 19,
                           For the Three Months Ended      1985 Through
                                 September 30,             September 30,
                               1997         1996               1997
                            ----------   ----------        ------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS       $     -      $     -           $       -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD           -            -                   -
                            ----------   ----------        ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $     -      $     -           $       -
                            ==========   ==========        ============

Cash Paid For:

     Interest               $     -      $     -           $       -
     Income taxes           $     -      $     -           $       -

NON-CASH FINANCING ACTIVITIES

     Common stock issued
      for services          $     -      $     -           $     14,331
     Common stock issued for
      exchange of assets    $     -      $     -           $      9,500
     Common stock issued for
      notes receivable      $     -      $     -           $     25,000
     Preferred stock issued
      for notes receivable  $     -      $     -           $     15,000



















The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                         (A Development State Company)
                       Notes to the Financial Statements
                     September 30, 1997 and June 30, 1997

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Chapeau, Inc. (the "Company") was organized under the laws of the State of Utah on September 19, 1985. On July 27, 1987, the Company completed a plan of reorganization with Robert K. McIntosh and Associates, Inc. (McIntosh). The Company issued 600,000 shares of its restricted common stock to McIntosh in exchange for all of the issued and outstanding shares of McIntosh. McIntosh
held one Pro Image franchise.   At the time of acquisition, McIntosh became a
wholly-owned subsidiary. Subsequent to this event, McIntosh was dissolved in 1989 and as a result is no longer a subsidiary of the Company.

In 1988, the Company was engaged in the operation of franchised sports clothing stores (Pro-Image). The Company sold their final store in May, 1989 and has been inactive since that time. Presently, the Company has no active operations and is seeking other business opportunities. The Company has elected a June 30 year end.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 fiscal year end.

     b. Provision for Taxes

The Company has a net operating loss carryover of approximately $250,000 as of September 30, 1997 which expires from 2000 to 2012. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

     e.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

                                CHAPEAU, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 1997 and June 30, 1997


NOTE 3 -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company, in the interim it has committed to meeting the Company's minimal operating expenses.

NOTE 4 -  DISCONTINUED OPERATIONS

In 1989, the Company discontinued operations and was reclassified as a development stage company. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statements of operations.

NOTE 5 -  RESERVE FOR DISCONTINUED OPERATIONS

There are several tax and judgment liens claimed by the State of Utah and two companies against the Company. The tax and judgment liens along with interest, total approximately $25,828.

NOTE 6 -  STOCK SUBSCRIPTION RECEIVABLE

The Company has notes receivable from related parties for $7,500 and $40,000 as of September 30, 1997 and June 30, 1997, respectively. These notes bear interest at 8%. The notes are due within one year and include accrued interest of $1,812.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
General
-------

     Chapeau, Inc., a Utah corporation, (the "Company") was organized under the laws of the State of Utah on September 19, 1985, to provide a capital resource fund to be used to participate in business opportunities. The Company completed a public offering of its common stock in March of 1986. The Company received net proceeds from the public offering of approximately $163,900, after deducting underwriters' compensation and other costs of the offering totaling approximately $37,215.

     On May 13, 1987, the Company entered into an agreement with Pro Image, Inc. for the purchase of licenses to open up to eighteen (18) Pro Image stores. In 1987, the Company acquired Robert K. McIntosh, Inc., a closely held corporation which owned a Pro Image franchise. In exchange for all of the stock of Robert K. McIntosh, Inc., the Company issued 600,000 shares of its common stock and the shareholders of Robert K. McIntosh, Inc., Robert K. McIntosh and Robert McDonald, became members of the Company's board of directors. In December 1987, the Company also entered an agreement with Dave Carver to purchase a Pro Image store in Long Beach, California.

     The Company used the proceeds of its public offering and all additional funds it borrowed or raised to fund the Company's efforts in starting and purchasing Pro Image stores. The Company's efforts to become a franchisee of Pro Image stores; however, proved unsuccessful and the Company ceased all activity related to the Pro Image stores.

     After the Company ceased its Pro Image franchises, the Company investigated several other business opportunities none of which proved successful. The Company presently has no operations other then minimal operations necessary to maintain its corporate status.

     In 1997, the Company changed management and sold shares of its Common and Preferred Stock in an effort to raise enough capital to cover past obligations and provide capital for corporate cleanup. Through the sale of 13,200,000 shares of its Common Stock the Company raised $25,000. The Company raised an additional $15,000 by the sale of 1,000,000 shares of its preferred stock (the "1997 Series A Convertible Preferred Stock".) All shares were sold to two individuals. The preferred stock is convertible into shares of the Company's common stock on an eleven to one basis, after giving effect to the Company's fifteen to one reverse stock split. Accordingly, the holders of preferred stock will be able to convert their 1,000,000 shares of preferred stock into eleven million shares of the Company's common stock.

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

     The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders' approval may not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1997, the Company had no assets and liabilities of $52,604 resulting in a negative working capital position of ($52,640). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended September 30, 1997, the Company had no revenue or expenses.

     The liabilities of $52,604 included $25,000 owed to former officers and directors of the Corporation and to legal counsel all of which was paid in December 1997 reducing outstanding obligations to $27,640. The funds used to pay the $25,000 in related party debt was received through the sale of shares of the Corporation's common stock and was recorded as a subscription receivable at September 30, 1997, which was subsequently paid in December 1997. The receipt of the $25,000 reduced subscription receivables to $16,182.

     The Company had no revenue for the corresponding quarter ended September 30, 1996, but did have a loss of $6,791 related to discontinued activities. The Company does not anticipate any revenue, other than nominal interest income, until it is able to establish operation through a merger or acquisition, which may not occur.

    Although the Company has had only limited expenses, it may have to incur substantial legal and accounting cost to bring it current on its financial and corporate reporting obligation. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company is relying on the financial support of its principal shareholders Kirk Blosch and Jeff Holmes to provide further funding to meet ongoing financial requirements. Neither Mr. Blosch nor Holmes have any obligation to continue to fund the Company and have not indicated if they will provide any future funding to cover further expenses.

<PAGE 11>

     Since inception the Company has not generated sufficient revenue to cover operating cost and since the termination of its business operations in 1989 has not generated any revenues. It is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities with which to acquire or merge. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities. The Company may have trouble attracting potential acquisitions or mergers as it does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

     The Company has no employees and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." No salaries or other form of compensation are being paid by the Company for the time and effort required by management to run the Company.
 The Company does intend to reimburse its officers and directors for out of pocket cost.

Results of Operations
---------------------

     The Company's has no operations except preliminary investigation of one or more potential business opportunities, none of which have come to fruition.


                   PART II - OTHER INFORMATION

                    ITEM 1.  LEGAL PROCEEDINGS

     None.


                      ITEM 2.  CHANGES IN SECURITIES

     Pursuant to a vote of shareholders on May 20, 1998, the Company reversed split or consolidated its common stock on a fifteen (15) to one (1) basis. As a result of the reverse split or consolidation, the Company reduced its issued and outstanding common stock from 19,800,000 to 1,320,000 which management felt made the Company a more attractive merger candidate.

                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                        ITEM 5.  OTHER INFORMATION


     None.

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.
        ---------
        No. 27      Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

  None


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Chapeau, Inc.
                                      [Registrant]

Dated: July 9, 1998                   By:/s/ Donald McKean, President and
                                      Principal Financial Officer