Form 10QSB
period 1997-12-31
CHAPEAU INC
filed 1998-07-31
CIK 783211

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 1997

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

                       PART I - FINANCIAL STATEMENTS

                                CHAPEAU, INC.
                       (A Development Stage Company)
                               Balance Sheets


ASSETS
------
                                                 December 31,
                                                     1997         June 30,
                                                 (Unaudited)        1997
                                                 -----------    -----------

CURRENT ASSETS

     Cash                                        $      -       $      -

          Total Current Assets                   $      -       $      -
                                                 -----------    -----------
          TOTAL ASSETS                           $      -       $      -
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

LIABILITIES

     Note payable - related                      $    25,000    $    25,000
     Interest payable                                  1,812            279
     Reserve for discontinued operations              25,828         25,828
                                                 -----------    -----------
          Total Current Liabilities                   52,640         51,107
                                                 -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock $0.001 par value;
      5,000,000 shares authorized;
      1,000,000 shares issued and outstanding          1,000          1,000
     Common stock $0.001 par value;
      325,000,000 shares authorized;
      19,800,000 issued and outstanding               19,800         19,800
     Additional paid-in capital                      221,971        221,971
     Stock subscription receivable (Note 6)          (41,812)       (40,279)
     Deficit accumulated during the
      development stage                             (253,599)      (253,599)

                                                 -----------     ----------
          Total Stockholders' Equity (Deficit)       (52,640)       (51,107)
                                                 -----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                      $      -        $     -
                                                 ===========     ==========





The accompanying notes are an integral part of these financial statements.

                          Chapeau, Inc.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                                               From Inception
                         For the Three                  For the Six            on September 19,
                         Months Ended                   Months Ended            1985 Through
                         December 31,                   December 31,            December 31,
                       ------------------          --------------------      -------------------
                       1997          1996            1997            1996               1997
                    ----------    ----------      ----------      ----------         ----------
REVENUE:
                     $    -        $    -          $    -          $    -             $    -

LOSS FROM
 DISCONTINUED
 OPERATIONS (NOTE) 4      -            6,792            -             13,583            253,599
                     ---------     ---------       ---------       ---------          ---------
NET LOSS             $    -        $  (6,792)      $    -          $ (13,583)         $(253,599)
                     ---------     ---------       ---------       ---------          ---------
LOSS PER SHARE       $   (0.00)    $   (0.00)      $   (0.00)      $   (0.00)
                     =========     =========       =========       =========

WEIGHTED AVERAGE
 OUTSTANDING SHARES  19,800,000    6,600,000       19,800,000      6,600,000
                     ==========    =========       ==========      =========




The accompanying notes are an integral part of these financial statements.

                              CHAPEAU, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)
                            (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                                    Preferred Stock     Common Stock       Paid-in    Development
                                   Shares     Amount  Shares    Amount     Capital       Stage
                                  --------- -------- --------- --------   ----------  -----------
At inception on September 19, 1985     -    $   -         -    $   -      $     -     $     -

Common stock issued for cash to
 stockholders                          -        -    1,500,000    1,500       13,500        -

Common stock issued for cash on
 March 7, 1986                         -        -    4,022,300    4,022      159,878        -

Issuance of warrants to purchase
 402,203 shares of common stock        -        -         -        -              40        -

Common stock issued for services
 at approximately $0.03 per share      -        -      477,700      478       13,853        -

Common stock issued in acquisition
 of Robert K. McIntosh & Associates,
 Inc. in July, 1987                    -        -      600,000      600        8,900        -

Net loss from inception
 through June 30, 1994                 -        -         -        -            -       (222,693)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1994                 -        -    6,600,000    6,600      196,171    (222,693)

Net loss for the year ended
 June 30, 1995                         -        -         -        -            -         (1,779)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1995                 -        -    6,600,000    6,600      196,171    (224,472)

Net loss for the year ended
 June 30, 1996                         -        -         -        -            -         (1,961)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1996                 -        -    6,600,000    6,600      196,171    (226,433)

Issuance of preferred stock for
 subscription receivable at $0.015
 per share                        1,000,000    1,000     -         -          14,000        -

Issuance of common stock for
 subscription receivable at $0.019
 per share                             -        -   13,200,000   13,200       11,800        -

Net loss for the year ended
 June 30, 1997                         -        -         -        -            -        (27,166)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1997            1,000,000 $  1,000 19,800,000 $19,800   $  221,971  $ (253,599)

Net loss for the six months
 ended December 31, 1997
 (Unaudited)                           -        -          -       -            -           -
                                  --------- -------- --------- --------   ----------  ----------
Balance, December 31, 1997
 (Unaudited)                      1,000,000 $  1,000 19,800,000 $19,800   $  221,971  $ (253,849)
                                  ========= ======== ========== =======   ==========  ==========


The accompanying notes are an integral part of these financial statements

                     CHAPEAU, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                                                  From Inception
                                For the Three              For the Six           on September 19,
                                Months Ended               Months Ended           1985 Through
                                December 31,               December 31,           December 31,
                             ------------------       --------------------     ------------------
                             1997          1996       1997            1996            1997
                          ----------    ----------  ----------     ----------      ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
 (Loss) from operations   $     -       $  (6,792)  $     -         $ (13,583)      $(253,599)
 Adjustment to reconcile
  net income to net cash
  used by operating
  activities:
   Common stock issued
     for services               -            -            -              -             14,331
   Common stock issued
    for exchange of assets      -            -            -              -              9,500
 Change in operating
  Assets and liabilities:
   (Incease) decrease in
     Interest receivable        -             (70)        -              (139)           -
   Increase (decrease)in
     Accounts payable and
     Accrued expenses           -             542         -             1,083          25,828
   Increase (decrease) in
     Accrued interest           -           6,320         -            12,639            -
                          ----------    ---------   ----------      ---------       ---------
   Net cash (Used) by
    Operating Activities        -            -            -              -           (203,940)
                          ----------    ---------   ----------      ---------       ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES           -            -            -              -               -
                          ----------    ---------   ----------      ---------       ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from notes
  payable                       -            -            -              -             25,000
 Issuance of common
  stock for cash                -            -            -              -            216,155
 Stock offering costs           -            -            -              -            (37,215)
                          ----------    ---------   ----------      ---------       ---------
   Net cash provided by
    Financing Activities        -            -            -              -            203,940
                          ----------    ---------   ----------      ---------       ---------
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS $    -       $    -      $     -         $    -          $    -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD   $     -       $    -      $     -         $    -          $    -
                          =========     =========   ==========      =========       =========

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD         $     -       $    -      $     -         $    -          $    -
                          =========     =========   ==========      =========       =========
Cash Paid For:
 Interest                 $     -       $    -      $     -         $    -          $    -
 Income Taxes             $     -       $    -      $     -         $    -          $    -

NON-CASH FINANCING ACTIVITIES
 Common Stock issued for
  services                $     -       $    -      $     -         $    -          $  14,331
 Common Stock issued for
  exchange of assets      $     -       $    -      $     -         $    -          $   9,500
 Common Stock issued for
  notes receivable        $     -       $    -      $     -         $    -          $  25,000
 Preferred Stock issued
  for notes receivable    $     -       $    -      $     -         $    -          $  15,000


The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                         (A Development State Company)
                       Notes to the Financial Statements
                      December 31, 1997 and June 30, 1997

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

                                CHAPEAU, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                       December 31, 1997 and June 30, 1997


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

NOTE 6 -  STOCK SUBSCRIPTION RECEIVABLE

The Company has notes receivable from related parties for $7,500 and $40,000 as of December 31, 1997 and June 30, 1997, respectively. These notes bear interest at 8%. The notes are due within one year and include accrued interest of $1,812.

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1997, the Company had no assets and liabilities of $52,604 resulting in a negative working capital position of ($52,640). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended December 31, 1997, the Company had no revenue or expenses.

     The liabilities of $52,604 included $25,000 owed to former officers and directors of the Corporation and to legal counsel all of which was paid in January 1998 reducing outstanding obligations to $27,640. The funds used to pay the $25,000 in related party debt was received through the sale of shares of the Corporation's common stock and was recorded as a subscription receivable at December 31, 1997, which was subsequently paid in January 1998. The receipt of the $25,000 reduced subscription receivables to $16,182.

     The Company had no revenue or expenses for the quarter ended December 31, 1997. The Company did have a loss of $6,792 related to discontinued activities for the three months ended December 31, 1996. The Company does not anticipate any revenue, other than nominal interest income, until it is able to establish operation through a merger or acquisition, which may not occur.

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

                                      Chapeau, Inc.
                                      [Registrant]

Dated: July 30, 1998                  By:/s/ Donald McKean, President and
                                      Principal Financial Officer