Form 10QSB
period 1998-03-31
CHAPEAU INC
filed 1998-07-31
CIK 783211

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 1998

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


ASSETS
------
                                                   March 31,
                                                     1998         June 30,
                                                 (Unaudited)        1997
                                                 -----------    -----------

CURRENT ASSETS

     Cash                                        $     6,538    $      -
                                                 -----------    -----------
          Total Current Assets                   $     6,538    $      -
                                                 -----------    -----------
          TOTAL ASSETS                           $     6,538    $      -
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

LIABILITIES

     Accounts payable                            $     1,100    $      -
     Note payable - related                              -           25,000
     Interest payable                                    -              279
     Reserve for discontinued operations              25,828         25,828
                                                 -----------    -----------
          Total Current Liabilities                   26,928         51,107
                                                 -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock $0.001 par value;
      5,000,000 shares authorized;
      1,000,000 shares issued and outstanding          1,000          1,000
     Common stock $0.001 par value;
      325,000,000 shares authorized;
      19,800,000 issued and outstanding               19,800         19,800
     Additional paid-in capital                      221,971        221,971
     Stock subscription receivable (Note 6)           (9,312)       (40,279)
     Deficit accumulated during the
      development stage                             (253,849)      (253,599)
                                                 -----------     ----------
          Total Stockholders' Equity (Deficit)       (20,390)       (51,107)
                                                 -----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                      $     6,538     $     -
                                                 ===========     ==========





The accompanying notes are an integral part of these financial statements.

                          Chapeau, Inc.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                              From Inception
                         For the Three                  For the Nine           on September 19,
                         Months Ended                   Months Ended            1985 Through
                           March 31,                      March 31,               March 31,
                       ------------------          --------------------
                       1998          1997            1998            1997               1998
                    ----------    ----------      ----------      ----------         ----------
REVENUE:
                     $    -        $    -          $    -          $    -             $    -

LOSS FROM
 DISCONTINUED
 OPERATIONS (NOTE) 4       250         6,792             250          20,375            253,849
                     ---------     ---------       ---------       ---------          ---------
NET LOSS             $    (250)    $  (6,792)      $    (250)      $ (20,375)         $(253,849)
                     ---------     ---------       ---------       ---------          ---------
LOSS PER SHARE       $   (0.00)    $   (0.00)      $   (0.00)      $   (0.00)
                     =========     =========       =========       =========

WEIGHTED AVERAGE
 OUTSTANDING SHARES  19,800,000    6,600,000       19,800,000      6,600,000
                     ==========    =========       ==========      =========




The accompanying notes are an integral part of these financial statements.

                              CHAPEAU, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)
                            (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                                    Preferred Stock     Common Stock       Paid-in    Development
                                   Shares     Amount  Shares    Amount     Capital       Stage
                                  --------- -------- --------- --------   ----------  -----------
At inception on September 19, 1985     -    $   -         -    $   -      $     -     $     -

Common stock issued for cash to
 stockholders                          -        -    1,500,000    1,500       13,500        -

Common stock issued for cash on
 March 7, 1986                         -        -    4,022,300    4,022      159,878        -

Issuance of warrants to purchase
 402,203 shares of common stock        -        -         -        -              40        -

Common stock issued for services
 at approximately $0.03 per share      -        -      477,700      478       13,853        -

Common stock issued in acquisition
 of Robert K. McIntosh & Associates,
 Inc. in July, 1987                    -        -      600,000      600        8,900        -

Net loss from inception
 through June 30, 1994                 -        -         -        -            -       (222,693)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1994                 -        -    6,600,000    6,600      196,171    (222,693)

Net loss for the year ended
 June 30, 1995                         -        -         -        -            -         (1,779)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1995                 -        -    6,600,000    6,600      196,171    (224,472)

Net loss for the year ended
 June 30, 1996                         -        -         -        -            -         (1,961)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1996                 -        -    6,600,000    6,600      196,171    (226,433)

Issuance of preferred stock for
 subscription receivable at $0.015
 per share                        1,000,000    1,000     -         -          14,000        -

Issuance of common stock for
 subscription receivable at $0.019
 per share                             -        -   13,200,000   13,200       11,800        -

Net loss for the year ended
 June 30, 1997                         -        -         -        -            -        (27,166)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1997            1,000,000 $  1,000 19,800,000 $19,800   $  221,971  $ (253,599)

Net loss for the nine months
 ended March 31, 1998
 (Unaudited)                           -        -          -       -            -           (250)
                                  --------- -------- --------- --------   ----------  ----------
Balance, March 31, 1998
 (Unaudited)                      1,000,000 $  1,000 19,800,000 $19,800   $  221,971  $ (253,849)
                                  ========= ======== ========== =======   ==========  ==========


The accompanying notes are an integral part of these financial statements

                            CHAPEAU, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                                                  From Inception
                                For the Three              For the Nine          on September 19,
                                Months Ended               Months Ended           1985 Through
                                  March 31,                  March 31,              March 31,
                             ------------------       --------------------
                             1998          1997       1998            1997            1998
                          ----------    ----------  ----------     ----------      ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
 (Loss) from operations   $     (250)   $  (6,792)  $     (250)     $ (20,375)      $(253,849)
 Adjustment to reconcile
  net income to net cash
  used by operating
  activities:
   Common stock issued
     for services               -            -            -              -             14,331
   Common stock issued
    for exchange of assets      -            -            -              -              9,500
 Change in operating
  assets and liabilities:
   (Increase) decrease in
     Interest receivable      (1,533)         (70)      (1,533)          (209)         (1,812)
   Increase (decrease)in
     Accounts payable and
     Accrued expenses          1,100          542        1,100          1,625          26,928
   Increase (decrease) in
     Accrued interest           (279)       6,320         (279)        18,959            -
                          ----------    ---------   ----------      ---------       ---------
   Net cash (Used) by
    Operating Activities        (962)        -            (962)          -           (204,902)
                          ----------    ---------   ----------      ---------       ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES           -            -            -              -               -
                          ----------    ---------   ----------      ---------       ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Payment on notes
  payable                    (25,000)        -         (25,000)          -            (25,000)
 Proceeds from notes
  payable                       -            -            -              -             25,000
 Receipt of stock
  subscription                32,500         -          32,500           -             32,500
 Issuance of common
  stock for cash                -            -            -              -            216,155
 Stock offering costs           -            -            -              -            (37,215)
                          ----------    ---------   ----------      ---------       ---------
   Net cash provided by
    Financing Activities       7,500         -           7,500           -            211,440
                          ----------    ---------   ----------      ---------       ---------
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS $   6,538    $    -      $    6,538      $    -          $   6,538

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD   $     -       $    -      $     -         $    -          $    -
                          ==========    =========   ==========      =========       =========

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD         $    6,538    $    -      $    6,538      $    -          $   6,538
                          ==========    =========   ==========      =========       =========

                            CHAPEAU, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                                                  From Inception
                                For the Three              For the Nine          on September 19,
                                Months Ended               Months Ended           1985 Through
                                  March 31,                  March 31,              March 31,
                             ------------------       --------------------
                             1998          1997       1998            1997            1998
                          ----------    ----------  ----------     ----------      ----------
Cash Paid For:
 Interest                 $     -       $    -      $     -         $    -          $    -
 Income Taxes             $     -       $    -      $     -         $    -          $    -

NON-CASH FINANCING ACTIVITIES
 Common Stock issued for
  services                $     -       $    -      $     -         $    -          $  14,331
 Common Stock issued for
  exchange of assets      $     -       $    -      $     -         $    -          $   9,500
 Common Stock issued for
  notes receivable        $     -       $    -      $     -         $    -          $  25,000
 Preferred Stock issued
  for notes receivable    $     -       $    -      $     -         $    -          $  15,000


The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                         (A Development State Company)
                       Notes to the Financial Statements
                        March 31, 1998 and June 30, 1997

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

     b. Provision for Taxes

The Company has a net operating loss carryover of approximately $250,000 as of March 31, 1998 which expires from 2000 to 2013. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

                                CHAPEAU, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                        March 31, 1998 and June 30, 1997


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

NOTE 6 -  STOCK SUBSCRIPTION RECEIVABLE

The Company has notes receivable from related parties for $7,500 and $40,000 as of March 31, 1998 and June 30, 1997, respectively. These notes bear interest at 8%. The notes are due within one year and include accrued interest of $1,812.

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

Liquidity and Capital Resources
-------------------------------

     As of March 31, 1998, the Company had no assets and liabilities of $26,928. Working capital at March 31, 1998, was a negative ($20,217). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three and nine months ended March 31, 1998, the Company had expenses of $250. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. The Company had no revenue for the quarter ended March 31, 1998, resulting in a net loss of $250. Additionally, the Company had no revenue for the corresponding quarter ended March 31, 1997. The Company does not anticipate any revenue, other than nominal interest income, until it is able to establish operations through a merger or acquisition, which may not occur.

     In 1997, the Company recorded a $20,375 loss related to discontinued operations. Additionally, during the three months ended March 31, 1997, the Company had $6,792 in expenses related to the raising of capital to pay for outstanding debt, bringing the Company current in its corporate filings and paying certain outstanding obligations.

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

                                      Chapeau, Inc.
                                      [Registrant]

Dated: July 29, 1998                  By:/s/ Donald McKean, President and
                                      Principal Financial Officer