Form 10KSB
period 1998-06-30
CHAPEAU INC
filed 1998-10-05
CIK 783211

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended       June 30, 1998
                                   ---------------------
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1) Yes [X] No [ ] (2) Yes [ ] No [X]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.    [X]

   State issuer's revenues for its most recent fiscal year:  ($-0-)
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

       As of September 25, 1998, the Registrant had 1,320,000 shares of common stock issued and outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or board of directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "may," "project," Intend" or similar expressions.

     The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein. Potential uncertainties include future funding prospects for the Company, continued involvement of management and consultants, location of potential acquisition or merger candidate, and dilution to present stockholders if a merger candidate is located.

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

     In 1997, the Company changed management and sold shares of its Common and Preferred Stock in an effort to raise enough capital to cover past obligations and provide capital for corporate cleanup. Through the sale of 13,200,000 shares of its Common Stock the Company raised $25,000. The Company raised an additional $15,000 by the sale of 1,000,000 shares of its preferred stock (the "1997 Series A Convertible Preferred Stock.") All shares were sold to two individuals. (See Part III, Item 9. "Directors, Executive Officers"-Key Consultants.")

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

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At September 25, 1998, the Company had approximately 63 shareholders.


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

Liquidity and Capital Resources

       As of June 30, 1998, the Company had assets of $246 and liabilities of $31,538. Working Capital at June 30, 1998, was a negative $31,292. Liabilities at June 30, 1998, included $25,828 as a reserve for discontinued operations principally related to tax and judgment liens. In July 1998, the Company settled its tax lien with the IRS for $4,637. The funds used to pay the tax liens were received from the collection of a subscription receivable in the amount of $7,500 from one of the Company's shareholders.

     The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and bringing the Company current in its reporting obligations to the Securities and Exchange Commission. For the twelve months ended June 30, 1998, the Company had no revenues and only expenses associated with maintaining the Company's reporting obligations to the Securities and Exchange Commission. The Company also had $12,964 in loss from discontinued operations. The loss from discontinued operations which was down from the $27,166 in loss from discontinued operations in 1997.

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


     At June 30, 1998, the Company had a subscription receivable for $7,500 resulting from the sale of shares of the Company's stock. The subscription receivable was collected following the close of the June 30, 1998, fiscal year. The Company's financial statements contain a qualification as to the Company's ability to continue in business. Management of the Company believes it will be able to continue in business, but until the Company finds and acquires, or merges with an ongoing business operation, the Company will remain unprofitable and have to rely on management and others to fund its ongoing operations.

Results of Operations

       The Company has not had any operations during the fiscal year ended June 30, 1998. The Company's only operations, presently, have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

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

                                     PART III


         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The following table sets forth as of September 24, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

                                                             Director or
 Name                   Age         Position                Officer Since
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

       Donald L. McKean was appointed the new president and a director of the Company in June 1997. Mr. McKean is currently the vice president of sales and marketing for Horizon Behavioral Services. From 1994 until 1997, Mr. McKean was the vice president, national account sales for Managed Health Network located in Los Angeles, California where he was responsible for all marketing, sales and implementation of new national accounts. From 1993 to 1994, Mr. McKean was the senior sales executives for First Health/Alta Health Strategies in Salt Lake City, Utah. Mr. McKean received a Bachelor of Arts in psychology and a master's degree in social work from the University of Utah.

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

       Kirk Blosch, age 43, has been a general partner in the partnership of Blosch and Holmes, a business consulting and private venture funding general partnership since 1984. For the past fifteen years Mr. Blosch has been an advisor for various public and private companies. During this time, Mr. Blosch has also been involved in real estate development. During 1995 and 1996, Mr. Blosch provided bridge financing with his own funds for private companies prior to their initial public offerings. In the first quarter of 1997, Mr. Blosch along with Mr. Holmes completed a private funding of Zevex International, Inc., a medical product company, specializing in medical devices and ultra sound technology and Mr. Blosch currently serves as a director of Zevex. Zevex is traded on the American Stock Exchange. Mr. Blosch graduated from the University of Utah in 1977 with a Bachelor of Science in Speech Communications. Neil Blosch is the brother of Kirk Blosch.

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


                         ITEM 10.  EXECUTIVE COMPENSATION


Summary Compensation Table

       The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1998, the end of the Company's last completed fiscal year):

Summary Compensation Table

                                                                 Long Term Compensation
                              Annual Compensation                  Awards and Payouts
                         ----------------------------  ----------------------------------------
Name and Principal                       Other Annual  Restricted  Options/  LTIP   All other
    Position        Year Salary Bonus($) Compensation  Stock Awards  SARs   Payout Compensation
------------------  ---- ------ -------- ------------  ------------ ------- ------ ------------
Donald McKean       1998 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-
President and CEO
Terrell Smith
Former President    1997 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-
and CEO             1996 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-


       Cash Compensation

       There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 1998, 1997, and 1996.

       Bonuses and Deferred Compensation

       None.

       Compensation Pursuant to Plans.

       None.

       Pension Table

       None.

       Other Compensation

       None

       Compensation of Directors.

       None.

       Termination of Employment and Change of Control Arrangement

       There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

                  ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT


       The following table sets forth as of September 25, 1997, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,320,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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


             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       Transactions with Management and Others.

       During the fiscal year ended June 30, 1998, the Company paid former officers and directors $25,000 to cover past obligations owed to them by the Company. Other than specified above, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

       Certain Business Relationships

       Jeff Holmes and Kirk Blosch purchased 500,000 shares each of the Company's 1997 Series A Convertible Preferred Stock which converts into shares of Common Stock on a one (1) for eleven (11) basis. The purchase price for the shares of preferred stock was an aggregate of $15,000. This purchase of preferred stock was after Messrs. Holmes and Blosch had already acquired voting control of the Company. If Messrs. Holmes and Blosch were to convert the preferred stock they would have another 11,000,000 shares of Common Stock of the Company which would substantially dilute the ownership percentage of current shareholders.

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

       Transactions with Promoters

       The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

                       ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


 (a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Report of Jones, Jenson & Co., Certified Public Accountants               16

Balance Sheets as of June 30, 1998, and 1997                              17

Statements of Operations for the fiscal  years ended June 30, 1998,
 and 1997                                                                 18

Statements of Stockholders' Equity for the years ended June 30, 1998,
and 1997, and from inception                                              19

Statements of Cash Flows for the fiscal years
ended June 30, 1998, and 1997                                             20

Notes to Financial Statements                                             22

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

(a)(3) Exhibits. The following exhibits are included as part of this report:

            SEC
Exhibit   Reference
Number     Number            Title of Document                        Location
------    ---------          -----------------                        --------

Item 3                  Articles of Incorporation and Bylaws
------------------------------------------------------------

3.01         3          Articles of Incorporation                Incorporated
                                                                 by reference*

3.02         3          Bylaws                                   Incorporated
                                                                 by reference*

3.03         3          Designations of Rights, Privileges and
                        Preferences of the 1997 Series A
                        Convertible Preferred Stock              Incorporated
                                                                By reference**
Item 4                  Instruments Defining the Rights of Security Holders
---------------------------------------------------------------------------

4.01         4          Specimen Stock Certificate               Incorporated
                                                                by reference*
* Incorporated by reference from the Company's registration statement on form S-18 filed with the Commission, SEC file no. 33-1289-D.
** Incorporated by reference from the Company's annual report on form 10-KSB for the year ended June 30, 1997.

                              SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    Chapeau, Inc.


Date:       September 30, 1998     By: /S/ Donald McKean
                                    -----------------------------------------
                                      Donald McKean, President and Director
                                      (Principal Executive Officer)

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Chapeau, Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheets of Chapeau, Inc. (a development stage company) as of June 30, 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1998 and 1997 and from inception on September
19, 1985 through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. (a development stage company) as of June 30, 1998 and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 and from inception on September 19, 1985 through June 30, 1998 in conformity with generally accepted accounting principles.

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




Jones, Jensen & Company
Salt Lake City, Utah
August 27, 1998

50 Main Street, Suite 1450
Salt Lake City, UT  84144

                              CHAPEAU, INC.
                     (A Development Stage Company)
                             Balance Sheet


                                 ASSETS

                                                                  June 30,
                                                                    1998
                                                                ------------
CURRENT ASSETS

  Cash                                                          $        246
                                                                ------------
     Total Current Assets                                                246
                                                                ------------
     TOTAL ASSETS                                               $        246
                                                                ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                              $      5,710
  Reserve for discontinued operations                                 25,828
                                                                ------------
     Total Current Liabilities                                        31,538
                                                                ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock $0.001 par value; 5,000,000 shares
   authorized; 1,000,000 shares issued and outstanding                 1,000
  Common stock $0.001 par value; 325,000,000 shares
   authorized; 1,320,049 shares issued and outstanding                 1,320
  Additional paid-in capital                                         240,451
  Stock subscription receivable (Note 6)                              (7,500)
  Deficit accumulated during the development stage                  (266,563)
                                                                ------------
     Total Stockholders' Equity (Deficit)                            (31,292)
                                                                ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                         $        246
                                                                ============

The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                        (A Development Stage Company)
                           Statements of Operations



                                                                     From
                                                                 Inception on
                                            For the              September 19,
                                           Years Ended           1985 Through
                                             June 30,              June 30,
                                        1998           1997          1998
                                   ------------   ------------   ------------

REVENUES                           $      -       $     -        $    -

LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)                     12,964        27,166         266,563
                                   ------------   ------------   ------------
NET LOSS                           $    (12,964)  $   (27,166)   $   (266,563)
                                   ============   ============   ============
BASIC LOSS PER SHARE               $      (0.00)  $     (0.00)
                                   ============   ===========
BASIC WEIGHTED AVERAGE
 OUTSTANDING SHARES                   1,320,049       560,548
                                   ============   ===========



The accompanying notes are an integral part of these financial statements.

                                CHAPEAU, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
[CAPTION]

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                        Additional  During the
                                         Preferred Stock           Common Stock           Paid-in   Development
                                       Shares       Amount       Shares      Amount       Capital      Stage
                                    -----------  -----------  -----------  -----------  -----------  -----------
At inception on September 19, 1985       -       $     -            -      $     -      $    -       $    -


Common stock issued for cash to
 stockholders                            -             -          100,000         100       14,900        -

Common stock issued for cash on
 March 7, 1986                           -             -          268,153         268      163,632        -

Issuance of warrants to purchase
 402,203 shares of common stock          -             -            -            -              40        -

Common stock issued for services
 at approximately $0.04 per share        -             -           31,847          32       14,299        -

Common stock issued in acquisition
 of Robert K. McIntosh & Associates,
 Inc. in July, 1987                      -             -           40,000          40        9,460        -

Net loss from inception
 through June 30, 1994                   -             -            -             -           -        (222,693)
                                    -----------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 1994                   -             -          440,000          440      202,331    (222,693)

Net loss for the year ended
 June 30, 1995                           -             -            -             -           -          (1,779)
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1995                   -             -          440,000          440      202,331    (224,472)

Net loss for the year ended
 June 30, 1996                           -             -            -             -           -          (1,961)
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1996                   -             -          440,000          440      202,331    (226,433)

Issuance of preferred stock for
 subscription receivable at $0.015
 per share                           1,000,000        1,000         -             -          14,000       -

Issuance of common stock for
 subscription receivable at $0.019
 per share                               -             -          880,000          880       24,120       -

Net loss for the year ended
 June 30, 1997                           -             -            -             -           -         (27,166)
                                    -----------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 1997               1,000,000   $    1,000     1,320,000   $    1,320   $  240,451  $ (253,599)
                                    -----------  -----------  -----------  -----------  -----------  -----------


                                     CHAPEAU, INC.
                              (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) (Continued)

[CAPTION]
                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                         Additional  During the
                                         Preferred Stock           Common Stock           Paid-in   Development
                                       Shares       Amount       Shares      Amount       Capital      Stage
                                    -----------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 1997                1,000,000  $     1,000    1,320,000   $    1,320  $   240,451  $ (253,599)

Shares issued in conjunction with a
 15-for-1 reverse stock split               -           -              49          -            -           -

Net loss for the year ended
 June 30, 1998                              -           -             -            -            -       (12,964)
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1998                1,000,000  $     1,000    1,320,049   $    1,320  $   240,451  $ (266,563)
                                    ===========  ===========  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                    CHAPEAU, INC.
                           (A Development Stage Company)
                             Statements of Cash Flows

                                                                From
                                                                Inception on
                                           For the              September 19,
                                           Years Ended          1985 Through
                                           June 30,             June 30,
                                    1998           1997         1998
                                ------------   ------------     ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Income (loss) from operations $    (12,964)  $    (27,166)    $   (266,563)
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Common stock issued for services    -              -              14,331
    Common stock issued for exchange
      of assets                         -              -               9,500
  Changes in assets and liabilities:
    Increase (decrease) in accounts
      payable and accrued expenses     5,710          2,166           31,538
    (Increase) in interest receivable    279           (279)            -
    Increase (decrease) in notes payable
       and accrued interest          (25,279)        25,279             -
                                ------------   ------------     ------------
     Net Cash Provided (Used) by
      Operating Activities           (32,254)          -            (211,194)
                                ------------   ------------     ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

     Net Cash Provided (Used) by
      Investing Activities              -              -                -
                                ------------   ------------     ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock
   for cash                           32,500           -             248,655
  Stock offering costs                  -              -             (37,215)
                                ------------   ------------     ------------
     Net Cash Provided (Used) by
      Financing Activities      $     32,500   $       -        $    211,440
                                ------------   ------------     ------------







The accompanying notes are an integral part of these financial statements.

                                    CHAPEAU, INC.
                           (A Development Stage Company)
                             Statements of Cash Flows

                                                                From
                                                                Inception on
                                           For the              September 19,
                                           Years Ended          1985 Through
                                           June 30,             June 30,
                                    1998           1997         1998
                                ------------   ------------     ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Income (loss) from operations $    (12,964)  $    (27,166)    $   (266,563)
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Common stock issued for services    -              -              14,331
    Common stock issued for exchange
      of assets                         -              -               9,500
  Changes in assets and liabilities:
    Increase (decrease) in accounts
      payable and accrued expenses     5,710          2,166           31,538
    (Increase) in interest receivable    279           (279)            -
    Increase (decrease) in notes payable
       and accrued interest          (25,279)        25,279             -
                                ------------   ------------      -----------
     Net Cash Provided (Used) by
      Operating Activities           (32,254)          -            (211,194)
                                ------------   ------------     ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

     Net Cash Provided (Used) by
      Investing Activities              -              -                -
                                ------------   ------------     ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for
   cash                               32,500           -             248,655
  Stock offering costs                  -              -             (37,215)
                                ------------   ------------     ------------
     Net Cash Provided (Used) by
      Financing Activities      $     32,500   $       -        $    211,440
                                ------------   ------------     ------------



The accompanying notes are an integral part of these financial statements.

                               CHAPEAU, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                           June 30, 1998 and 1997


NOTE 1 -     ORGANIZATION AND DESCRIPTION OF BUSINESS

Chapeau, Inc. (the "Company") was organized under the laws of the State of Utah on September 19, 1985. On July 27, 1987, the Company completed a plan of reorganization with Robert K. McIntosh and Associates, Inc. (McIntosh). The Company issued 40,000 shares of its restricted common stock to McIntosh in exchange for all of the issued and outstanding shares of McIntosh. McIntosh
held one Pro Image franchise.   At the time of acquisition, McIntosh became a
wholly owned subsidiary. Subsequent to this event, McIntosh was dissolved in 1989 and as a result is no longer a subsidiary of the Company.

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

b. Provision for Taxes

The Company has a net operating loss carryover of approximately $266,000 as of June 30, 1998 which expires from 2000 to 2013. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

                                 CHAPEAU, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                            June 30, 1998 and 1997

NOTE 3 -     GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company, in the interim it has committed to meeting the Company's minimal operating expenses.

NOTE 4 -     DISCONTINUED OPERATIONS

In 1989, the Company discontinued operations and was reclassified as a development stage company. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statements of operations.

NOTE 5 -     RESERVE FOR DISCONTINUED OPERATIONS

There are several tax and judgment liens against the Company. The tax and judgment liens along with interest, total approximately $25,000.

NOTE 6 -     STOCK SUBSCRIPTION RECEIVABLE

The Company has a receivable from related parties for $7,500. The amount was paid in full subsequent to this audit.

NOTE 7 -     SUBSEQUENT EVENT

In July of 1998, the Company settled its tax lien with the IRS for $4,637.