Form 10QSB
period 1998-09-30
CHAPEAU INC
filed 1998-11-19
CIK 783211

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1998

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

(1)  Yes [ ]   No [X]    (2)  Yes  [ ]    No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           1,320,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 16, 1998

                  ITEM 1.  FINANCIAL STATEMENTS

                              CHAPEAU, INC.
                     (A Development Stage Company)
                             Balance Sheets

                                  ASSETS

                                         September 30,         June 30,
                                             1998                1998
                                         (Unaudited)
                                         ------------        ------------
CURRENT ASSETS
     Cash                                $      2,054        $       246
                                         ------------        ------------
           Total Current Assets                 2,054                246
                                         ------------        ------------
           TOTAL ASSETS                  $      2,054        $       246
                                         ============        ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                     $       -          $      5,710
     Note payable - related party (Note 5)      5,000                 -
     Reserve for discontinued operations       21,191              25,828
                                         ------------        ------------
          Total Current Liabilities            26,191              31,538
                                         ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock $0.001 par value;
 5,000,000 shares authorized; 1,000,000
 shares issued and outstanding                  1,000               1,000
Common stock $0.001 par value;
 325,000,000 shares authorized; 1,320,049
 issued and outstanding                         1,320               1,320
Additional paid-in capital                    240,451             240,451
Stock subscription receivable                     -                (7,500)
Deficit accumulated during the
 development stage                           (266,908)           (266,563)
                                         ------------        ------------
     Total Stockholders' Equity (Deficit)     (24,137)            (31,292)
                                         ------------        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                   $      2,054        $        246
                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                              CHAPEAU, INC.
                     (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)


                                                               From
                                                           Inception on
                                                           September 19,
                           For the Three Months Ended      1985 Through
                                 September 30,             September 30,
                               1997         1996               1997
                            ----------   ----------        ------------

REVENUES                    $     -      $     -           $       -

LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)              (345)        -                266,908
                            ----------   ----------        ------------

NET LOSS                    $     (345)  $     -           $   (266,908)
                            ==========   ==========        ============

LOSS PER SHARE              $    (0.00)  $    (0.00)
                            ==========   ==========

WEIGHTED AVERAGE
 OUTSTANDING SHARES          1,320,049    1,320,044
                            ==========    =========


The accompanying notes are an integral part of these financial statements.




















       4                    CHAPEAU, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                     Additional      During the
                                       Preferred Stock          Common Stock           Paid-in       Development
                                      Shares      Amount      Shares     Amount       Capital           Stage
                                    ----------- ---------- ----------- ----------   ------------   -------------
At inception on September 19, 1985       -      $     -           -    $     -      $       -      $     -

Common stock issued for cash to
 stockholders                            -            -        100,000        100         14,900         -

Common stock issued for cash on
 March 7, 1986                           -            -        268,153        268        163,632         -

Issuance of warrants to purchase
 402,203 shares of common stock          -            -           -           -               40         -

Common stock issued for services
 at approximately $0.04 per share        -            -         31,847         32         14,299         -

Common stock issued in acquisition
 of Robert K. McIntosh & Associates,
 Inc. in July, 1987                      -            -         40,000         40          9,460         -

Net loss from inception
 through June 30, 1994                   -            -           -           -              -         (222,693)
                                     ----------- ---------- ----------- ----------   ------------  ------------
Balance, June 30, 1994                   -            -         440,000        440        202,331      (222,693)

Net loss for the year ended
 June 30, 1995                           -            -           -           -              -           (1,779)
                                     ----------- ---------- ----------- ----------   ------------  ------------
Balance, June 30, 1995                   -            -         440,000        440        202,331      (224,472)

Net loss for the year ended
 June 30, 1996                           -            -           -           -              -           (1,961)
                                     ------------ ---------- ----------- ----------  ------------   ------------
Balance, June 30, 1996                   -            -          440,000        440       202,331      (226,433)

Issuance of preferred stock for
 cash at $0.015 per share              1,000,000       1,000      -           -            14,000         -

Issuance of common stock for
 cash at $0.019 per share                -            -         880,000         880        24,120         -

Net loss for the year ended
 June 30, 1997                           -            -           -           -              -          (27,166)
                                     ------------ ---------- ----------- ----------  ------------   ------------
Balance, June 30, 1997                  1,000,000 $    1,000   1,320,000 $    1,320   $   240,451   $  (253,599)
                                     ------------ ---------- ----------- ----------  ------------   ------------

The accompanying notes are an integral part of these financial statements

                                  CHAPEAU, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)





                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                     Additional      During the
                                       Preferred Stock          Common Stock           Paid-in       Development
                                      Shares      Amount      Shares     Amount       Capital           Stage
                                     ----------- ---------- ----------- ----------   ------------   ------------
Balance, June 30, 1997                  1,000,000 $    1,000   1,320,000 $    1,320   $   240,451   $  (253,599)
                                     ------------ ---------- ----------- ----------  ------------   ------------
Shares issued in conjunction with a
15-for-1 reverse stock split             -            -               49      -              -            -

Net loss for the year ended
 June 30, 1998                           -            -           -           -              -          (12,964)
                                     ------------ ---------- ----------- ----------  ------------   ------------
Balance, June 30, 1998                  1,000,000 $    1,000   1,320,049 $    1,320   $   240,451   $  (266,563)

Net loss for the three months ended
 September 30, 1998 (Unaudited)          -            -           -           -              -             (345)
                                      ----------- ---------- ----------- ----------  ------------   ------------
Balance, September 30, 1998
(unaudited)                             1,000,000 $    1,000   1,320,049 $    1,320   $   240,451   $  (266,908)
                                      =========== ========== =========== ==========  ============   ============

The accompanying notes are an integral part of these financial statements

                              CHAPEAU, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                               From
                                                           Inception on
                                                           September 19,
                           For the Three Months Ended      1985 Through
                                 September 30,             September 30,
                               1998         1997               1998
                            ----------   ----------        ------------


CASH FLOWS FROM OPERATING
 ACTIVITIES

Loss from operations        $     (345)  $     -           $   (266,908)
Adjustments to reconcile net
 income to net cash used by
 operating activities:
  Common stock issued for
   services                       -            -                 14,331
  Common stock issued for
   exchange of assets             -            -                  9,500
Change in assets and
liabilities:
  Increase (decrease) in
   accounts payable and
   accrued expenses            (10,347)        -                 21,191
                            ----------   ----------        ------------
  Net Cash (Used) by
   Operating Activities        (10,692)        -               (221,886)
                            ----------   ----------        ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                       -            -                   -
                            ----------   ----------        ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from notes
   payable (related party)       5,000         -                  5,000
  Issuance of common stock
   for cash                      7,500         -                256,155
  Stock offering costs            -            -                (37,215)
                            ----------   ----------        ------------
  Net Cash Provided (Used)
   by Financing Activities  $   12,500   $      -          $    223,940
                            ----------   ----------        ------------



The accompanying notes are an integral part of these financial statements.

                              CHAPEAU, INC.
                     (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                              (Unaudited)

                                                               From
                                                           Inception on
                                                           September 19,
                           For the Three Months Ended      1985 Through
                                 September 30,             September 30,
                               1998         1997               1998
                            ----------   ----------        ------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS       $    1,808   $     -           $      2,054

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD            246         -                   -
                            ----------   ----------        ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $    2,054   $     -           $      2,054
                            ==========   ==========        ============

Cash Paid For:

     Interest               $     -      $     -           $       -
     Income taxes           $     -      $     -           $       -

NON-CASH FINANCING ACTIVITIES

     Common stock issued
      for services          $     -      $     -           $     14,331
     Common stock issued for
      exchange of assets    $     -      $     -           $      9,500

The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                         (A Development State Company)
                       Notes to the Financial Statements
                     September 30, 1998 and June 30, 1998

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

  b. Provision for Taxes
      The Company has a net operating loss carryover of approximately $260,000 as of September 30, 1998 which expires from 2000 to 2012.
      The potential tax benefit has been offset by a valuation allowance for the same amount.

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

NOTE 5 - NOTES PAYABLE - RELATED PARTY

During the three months ended September 30, 1998, a shareholder loaned the Company $5,000 to pay ongoing operating expenses. The note is non-interest bearing and due on demand.

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

     In 1997, the Company changed management and sold shares of its Common and Preferred Stock in an effort to raise enough capital to cover past obligations and provide capital for corporate cleanup. Through the sale of 13,200,000 shares of its Common Stock the Company raised $25,000. The Company raised an additional $15,000 by the sale of 1,000,000 shares of its preferred stock (the "1997 Series A Convertible Preferred Stock".) All shares were sold to two individuals. The preferred stock is convertible into shares of the Company's common stock on an eleven to one basis, after giving effect to the Company's fifteen to one reverse stock split. Accordingly, the holders of preferred stock will be able to convert their 1,000,000 shares of preferred stock into eleven million shares of the Company's common stock. On May 20, 1998, the shareholders of the Company approved a fifteen to one reverse split of the Company's issued and outstanding shares of Common Stock reducing the shares of outstanding Common Stock to 1,320,000.

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

     The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition,and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders' approval may not be sought.

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

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1998, the Company had assets of $2,054 and liabilities of $26,191 resulting in a negative working capital position of ($24,137). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended September 30, 1998, the Company had no revenue and expenses of $345.

     The liabilities of $24,137 includes $5,000 loaned to the Company from a major shareholder of the Company to pay ongoing expenses. The Company is attempting to negotiate the remaining liabilities of the Company down and will try and raise further capital either through loans or the sale of its securities to pay of the remainder of its debts. There can be no assurance of success in raising further capital.

     The Company had no revenue for the corresponding quarter ended September 30, 1997. The Company does not anticipate any revenue, other than nominal interest income, until it is able to establish operation through a merger or acquisition, which may not occur.

    Although the Company has had only limited expenses, it may have to incur substantial legal and accounting cost to locate and complete a merger or acquisition. At the present time the Company is relying on the financial support of its principal shareholders Kirk Blosch and Jeff Holmes to provide further funding to meet ongoing financial requirements. Neither Mr. Blosch nor Holmes have any obligation to continue to fund the Company and have not indicated if they will provide any future funding to cover further expenses.

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

                                      Chapeau, Inc.
                                      [Registrant]

Dated: November 17, 1998              By:/s/ Donald McKean, President and
                                      Principal Financial Officer