Form 10QSB
period 1998-12-31
CHAPEAU INC
filed 1999-02-19
CIK 783211

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 1998

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

(1)  Yes [ ]   No [X]    (2)  Yes  [ ]    No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           1,320,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of February 18, 1999

                       PART I - FINANCIAL STATEMENTS

                                CHAPEAU, INC.
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS
                                   ------
                                                 December 31,
                                                     1998         June 30,
                                                 (Unaudited)        1998
                                                 -----------    -----------

CURRENT ASSETS

     Cash                                        $       584    $       246

          Total Current Assets                   $       584    $       246
                                                 -----------    -----------
          TOTAL ASSETS                           $       584    $       246
                                                 ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------

CURRENT LIABILITIES

     Accounts payable                            $     1,425    $     5,710
     Notes payable - related party (Note 5)            5,000           -
     Reserve for discontinued operations              21,191         25,828
                                                 -----------    -----------
          Total Current Liabilities                   27,616         31,538
                                                 -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock $0.001 par value;
      5,000,000 shares authorized;
      1,000,000 shares issued and outstanding          1,000          1,000
     Common stock $0.001 par value;
      325,000,000 shares authorized;
      1,320,049 shares issued and outstanding          1,320          1,320
     Additional paid-in capital                      240,451        240,451
     Stock subscription receivable                      -            (7,500)
     Deficit accumulated during the
      development stage                             (269,803)      (266,563)

                                                 -----------     ----------
          Total Stockholders' Equity (Deficit)       (27,032)       (31,292)
                                                 -----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                      $       584     $      246
                                                 ===========     ==========





The accompanying notes are an integral part of these financial statements.

                          Chapeau, Inc.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                                               From Inception
                         For the Three                  For the Six            on September 19,
                         Months Ended                   Months Ended            1985 Through
                         December 31,                   December 31,            December 31,
                       ------------------          --------------------      -------------------
                       1998          1997            1998            1997               1998
                    ----------    ----------      ----------      ----------         ----------
REVENUES
                     $    -        $    -          $    -          $    -             $    -

LOSS FROM
 DISCONTINUED
 OPERATIONS (NOTE 4)    (2,895)         -             (3,240)           -              (269,803)
                     ---------     ---------       ---------       ---------          ---------
NET LOSS             $  (2,895)    $    -          $  (3,240)      $    -             $(269,803)
                     ---------     ---------       ---------       ---------          ---------
LOSS PER SHARE       $   (0.00)    $   (0.00)      $   (0.00)      $   (0.00)
                     =========     =========       =========       =========

WEIGHTED AVERAGE
 OUTSTANDING SHARES   1,320,049    1,320,049        1,320,049      1,320,049
                     ==========    =========       ==========      =========




The accompanying notes are an integral part of these financial statements.

                              CHAPEAU, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)

                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                                    Preferred Stock     Common Stock       Paid-in    Development
                                   Shares     Amount  Shares    Amount     Capital       Stage
                                  --------- -------- --------- --------   ----------  -----------
At inception on September 19, 1985     -    $   -         -    $   -      $     -     $     -

Common stock issued for cash to
 stockholders                          -        -      100,000      100       14,900        -

Common stock issued for cash on
 March 7, 1986                         -        -      268,153      268      163,632        -

Issuance of warrants to purchase
 402,203 shares of common stock        -        -         -        -              40        -

Common stock issued for services
 at approximately $0.04 per share      -        -       31,847       32       14,299        -

Common stock issued in acquisition
 of Robert K. McIntosh & Associates,
 Inc. in July, 1987                    -        -       40,000       40        9,460        -

Net loss from inception
 through June 30, 1994                 -        -         -        -            -       (222,693)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1994                 -        -      440,000      440      202,331    (222,693)

Net loss for the year ended
 June 30, 1995                         -        -         -        -            -         (1,779)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1995                 -        -      440,000      440      202,331    (224,472)

Net loss for the year ended
 June 30, 1996                         -        -         -        -            -         (1,961)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1996                 -        -      440,000      440      202,331    (226,433)

Issuance of preferred stock for
 cash at $0.015 per share         1,000,000    1,000     -         -          14,000        -

Issuance of common stock for
 cash at $0.019 per share              -        -      880,000      880       24,120        -

Net loss for the year ended
 June 30, 1997                         -        -         -        -            -        (27,166)
                                  --------- -------- --------- --------   ----------  ----------



The accompanying notes are an integral part of these financial statements

                              CHAPEAU, INC.
                    (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit)(continued)


                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                                    Preferred Stock     Common Stock       Paid-in    Development
                                   Shares     Amount  Shares    Amount     Capital       Stage
                                  --------- -------- --------- --------   ----------  -----------

Balance, June 30, 1997            1,000,000 $  1,000 1,320,000 $  1,320   $  240,451  $ (253,599)
                                  --------- -------- --------- --------   ----------  ----------
Shares issued in conjunction with
a 15-for-1 reverse stock split         -        -           49     -            -           -

Net loss for the year ended
 June 30, 1998                         -        -         -        -            -        (12,964)
                                  --------- -------- --------- --------   ----------  ----------

Balance, June 30, 1998            1,000,000    1,000 1,320,049    1,320      240,451    (266,563)

Net loss for the six months
 December 31, 1998 (unaudited)         -        -         -        -            -         (3,240)
                                  --------- -------- --------- --------   ----------  ----------
Balance, December 31, 1998
 (unaudited)                      1,000,000 $  1,000 1,320,049 $  1,320   $  240,451  $ (269,803)
                                  ========= ======== ========= ========   ==========  ==========



The accompanying notes are an integral part of these financial statements
       6                     CHAPEAU, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                                                  From Inception
                                For the Three              For the Six           on September 19,
                                Months Ended               Months Ended           1985 Through
                                December 31,               December 31,           December 31,
                             ------------------       --------------------     ------------------
                             1998          1997       1998            1997            1998
                          ----------    ----------  ----------     ----------      ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Loss from operations     $  (2,895)    $    -      $   (3,240)     $    -          $(269,803)
 Adjustment to reconcile
  net income to net cash
  provided by operating
  activities:
   Common stock issued
     for services               -            -            -              -             14,331
   Common stock issued
    for exchange of assets      -            -            -              -              9,500
 Changes in assets and
  liabilities:
   Increase (decrease)in
     Accounts payable and
     Accrued expenses          1,425         -          (8,922)          -             22,616
                          ----------    ---------   ----------      ---------       ---------
   Net Cash Provided (Used)
    by Operating Activities   (1,470)        -         (12,162)          -           (223,356)
                          ----------    ---------   ----------      ---------       ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:          -            -            -              -               -
                          ----------    ---------   ----------      ---------       ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from notes
  payable (related party)                                5,000           -              5,000
 Issuance of common
  stock for cash                                         7,500           -            256,155
 Stock offering costs           -            -            -              -            (37,215)
                          ----------    ---------   ----------      ---------       ---------
   Net Cash Provided (Used)
    by Financing Activities     -            -          12,500           -            223,940
                          ----------    ---------   ----------      ---------       ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS         (1,470)                      338           -                584

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD        2,054         -             246           -               -
                          ----------    ---------   ----------      ---------       ---------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD         $      584    $    -      $      584      $    -          $     584
                          ==========    =========   ==========      =========       =========
Cash Paid For:
 Interest                 $     -       $    -      $     -         $    -          $    -
 Income Taxes             $     -       $    -      $     -         $    -          $    -

NON-CASH FINANCING ACTIVITIES
 Common Stock issued for
  services                $     -       $    -      $     -         $    -          $  14,331
 Common Stock issued for
  exchange of assets      $     -       $    -      $     -         $    -          $   9,500


The accompanying notes are an integral part of these financial statements.

PAGE>  7
                                 CHAPEAU, INC.
                         (A Development State Company)
                       Notes to the Financial Statements
                      December 31, 1998 and June 30, 1998

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

     b. Provision for Taxes

The Company has a net operating loss carryover of approximately $260,000 as of December 31, 1998 which expires from 2000 to 2013. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

                                CHAPEAU, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                       December 31, 1998 and June 30, 1998


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

NOTE 5 -  NOTES PAYABLE - RELATED PARTY

During the six months ended December 31, 1998, a shareholder leaned the Company $5,000 to pay ongoing operating expenses. The note is non-interest bearing and due on demand.

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1998, the Company had limited assets of $584 in cash and liabilities of $27,616 resulting in a negative working capital position of ($27,032). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended December 31, 1998, the Company had no revenue or expenses.

     The liabilities of $27,616 included $21,191 which is reserved for discontinued operations and $5,000 owed to principal shareholders of the Company.

     The Company had no revenue or expenses for the quarter ended December 31, 1998. The Company did have a loss of $2,895 related to discontinued activities for the three months ended December 31, 1998, and $3,420 related to discontinued activities for the six months ended December 31, 1998. The Company does not anticipate any revenue, other than nominal interest income, until it is able to establish operation through a merger or acquisition, which may not occur.

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

     None.


                        ITEM 5.  OTHER INFORMATION


     None.

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.
        ---------
  No exhibits are included as they are either not required or not applicable.

(b)     Reports on Form 8-K.
        --------------------

  None


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Chapeau, Inc.
                                      [Registrant]

Dated: February 18, 1999              By:/s/ Donald McKean, President and
                                      Principal Financial Officer