Form 10QSB
period 1999-03-31
CHAPEAU INC
filed 1999-05-21
CIK 783211

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

              Commission File Number:   33-1289-D
                                    ---------------------

                            Chapeau, Inc.
          ----------------------------------------------
          (Name of Small Business Issuer in its charter)

           Utah                                           87-0431831
-------------------------------                     -------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

             6074 Oak Canyon Drive, Salt Lake City, Utah 84121
           -----------------------------------------------------
           (Address of principal executive offices and Zip Code)

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

(1)  Yes [ ]   No [X]    (2)  Yes  [ ]    No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           1,320,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of May 17, 1999

                       PART 1.- FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

                                 CHAPEAU, INC.
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                                CHAPEAU, INC.
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS
                                   ------
                                                   March 31,
                                                     1999         June 30,
                                                 (Unaudited)        1998
                                                 -----------    -----------

CURRENT ASSETS

     Cash                                        $     1,791    $       246
                                                 -----------    -----------
          Total Current Assets                   $     1,791    $       246
                                                 -----------    -----------
          TOTAL ASSETS                           $     1,791    $       246
                                                 ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

LIABILITIES

     Accounts payable                            $       453    $     5,710
     Notes payable - related party (Note 7)           10,000           -
     Reserve for discontinued operations              21,191         25,828
                                                 -----------    -----------
          Total Current Liabilities                   31,644         31,538
                                                 -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock $0.001 par value;
      5,000,000 shares authorized;
      1,000,000 shares issued and outstanding          1,000          1,000
     Common stock $0.001 par value;
      325,000,000 shares authorized;
      1,320,049 shares issued and outstanding          1,320          1,320
     Additional paid-in capital                      240,451        240,451
     Stock subscription receivable (Note 6)             -            (7,500)
     Deficit accumulated during the
      development stage                             (272,624)      (266,563)
                                                 -----------    -----------

          Total Stockholders' Equity (Deficit)       (29,853)       (31,292)
                                                 -----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                      $     1,791     $      246
                                                 ===========     ==========





The accompanying notes are an integral part of these financial statements.

                              Chapeau, Inc.
                      (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                                                                               From Inception
                         For the Three                  For the Nine           on September 19,
                         Months Ended                   Months Ended            1985 Through
                           March 31,                      March 31,               March 31,
                       ------------------          --------------------      -------------------
                       1999          1998            1999            1998               1999
                    ----------    ----------      ----------      ----------         ----------

REVENUES            $    -        $    -          $    -          $    -             $    -

EXPENSES                 2,821           250           6,061             250             49,931

LOSS FROM DISCONTINUED
 OPERATIONS (NOTE 4)      -             -               -               -               222,693
                     ---------     ---------       ---------       ---------          ---------
NET LOSS             $  (2,821)    $    (250)      $  (6,061)      $    (250)         $(272,624)
                     =========     =========       =========       =========          =========
BASIC LOSS PER SHARE $   (0.00)    $   (0.00)      $   (0.00)      $   (0.00)
                     =========     =========       =========       =========


The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)

                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                                    Preferred Stock     Common Stock       Paid-in    Development
                                   Shares     Amount  Shares    Amount     Capital       Stage
                                  --------- -------- --------- --------   ----------  -----------
At inception on September 19, 1985     -    $   -         -    $   -      $     -     $     -

Common stock issued for cash to
 stockholders                          -        -      100,000      100       14,900        -

Common stock issued for cash on
 March 7, 1986                         -        -      268,153      268      163,632        -

Issuance of warrants to purchase
 402,203 shares of common stock        -        -         -        -              40        -

Common stock issued for services
 at approximately $0.04 per share      -        -       31,847       32       14,299        -

Common stock issued in acquisition
 of Robert K. McIntosh & Associates,
 Inc. in July 1987                     -        -       40,000       40        9,460        -

Net loss from inception
 through June 30, 1994                 -        -         -        -            -       (222,693)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1994                 -        -      440,000      440      202,331    (222,693)

Net loss for the year ended
 June 30, 1995                         -        -         -        -            -         (1,779)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1995                 -        -      440,000      440      202,331    (224,472)

Net loss for the year ended
 June 30, 1996                         -        -         -        -            -         (1,961)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1996                 -        -      440,000      440      202,331    (226,433)

Issuance of preferred stock for
 cash at $0.015 per share         1,000,000    1,000     -         -          14,000        -

Issuance of common stock for
 cash at $0.019 per share              -        -      880,000      880       24,120        -

Net loss for the year ended
 June 30, 1997                         -        -         -        -            -        (27,166)
                                  --------- -------- --------- --------   ----------  ----------
Balance, June 30, 1997            1,000,000 $  1,000 1,320,000 $  1,320   $  240,451 $  (253,599)
                                  --------- -------- --------- --------   ----------  ----------


The accompanying notes are an integral part of these financial statements

                              CHAPEAU, INC.
                      (A Development Stage Company)
         Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                                    Preferred Stock     Common Stock       Paid-in    Development
                                   Shares     Amount  Shares    Amount     Capital       Stage
                                  --------- -------- --------- --------   ----------  -----------

Balance, June 30, 1997            1,000,000 $  1,000 1,320,000 $  1,320   $  240,451  $ (253,599)

Shares issued in conjunction with
a 15-for-1 reverse stock split         -        -           49     -            -           -

Net loss for the year ended
 June 30, 1998                         -        -         -        -            -        (12,964)
                                  --------- -------- --------- --------   ----------  ----------

Balance, June 30, 1998            1,000,000    1,000 1,320,049    1,320      240,451    (266,563)

Net loss for the nine months
 March 31, 1999 (unaudited)            -        -         -        -            -         (6,061)
                                  --------- -------- --------- --------   ----------  ----------
Balance, March 31, 1999
 (unaudited)                      1,000,000 $  1,000 1,320,049 $  1,320   $  240,451  $ (272,624)
                                  ========= ======== ========= ========   ==========  ==========



The accompanying notes are an integral part of these financial statements

                               CHAPEAU, INC.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)

                                                                                  From Inception
                                For the Three              For the Nine          on September 19,
                                Months Ended               Months Ended           1985 Through
                                  March 31,                  March 31,              March 31,
                             ------------------       --------------------     ------------------
                             1999          1998       1999            1998            1999
                          ----------    ----------  ----------     ----------      -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
 (Loss) from operations   $  (2,821)    $     (250) $   (6,061)     $    (250)     $  (272,624)
 Adjustment to reconcile
  net (loss) to net cash
  used by operating
  activities:
   Common stock issued
     for services               -            -            -              -             14,331
   Common stock issued
     for exchange of assets     -            -            -              -              9,500
 Changes in assets and
  liabilities:
   (Increase)decrease in
    interest receivable         -           (1,533)       -            (1,533)           -
   Increase (decrease) in
    accounts payable and
    accrued expenses           (972)         1,100      (9,894)         1,100          21,644
   Increase (decrease) in
    accrued interest            -             (279)       -              (279)           -
                          ----------    ----------  ----------      ---------       ---------
   Net Cash (Used) by
    Operating Activities      (3,793)         (962)    (15,955)          (962)       (227,149)
                          ----------    ----------  ----------      ---------       ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:          -            -            -              -               -
                          ----------    ----------  ----------      ---------       ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Payment on note payable        -          (25,000)       -           (25,000)           -
 Proceeds from notes
  payable                      5,000         -          10,000           -             10,000
 Receipt of stock
  subscription                  -           32,500        -            32,500            -
 Issuance of common
  stock for cash                                         7,500           -            256,155
 Stock offering costs           -            -            -              -            (37,215)
                          ----------    ----------  ----------      ---------       ---------
   Net Cash Provided (Used)
    by Financing Activities    5,000         7,500      17,500          7,500         228,940
                          ----------    ----------  ----------      ---------       ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS          1,207         6,538       1,545          6,538           1,791

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD          584         -             246           -               -
                          ----------    ----------  ----------      ---------       ---------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD         $    1,791    $    6,538  $    1,791      $   6,538       $   1,791
                          ==========    ==========  ==========      =========       =========

The accompanying notes are an integral part of these financial statements.

                               CHAPEAU, INC.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)

                                                                                  From Inception
                                For the Three              For the Nine          on September 19,
                                Months Ended               Months Ended           1985 Through
                                  March 31,                  March 31,              March 31,
                             ------------------       --------------------     ------------------
                             1999          1998       1999            1998            1999
                          ----------    ----------  ----------     ----------      -----------
Cash Paid For:
 Interest                 $     -       $    -      $     -         $    -          $    -
 Income Taxes             $     -       $    -      $     -         $    -          $    -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for
  services                $     -       $    -      $     -         $    -          $  14,331
 Common stock issued for
  exchange of assets      $     -       $    -      $     -         $    -          $   9,500
 Common stock issued for
  notes receivable        $     -       $    -      $     -         $    -          $  25,000
 Preferred stock for
  notes receivable        $     -       $    -      $     -         $    -          $  15,000

The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                         (A Development State Company)
                       Notes to the Financial Statements
                       March 31, 1999 and June 30, 1998

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

     b. Provision for Taxes

The Company has a net operating loss carryover of approximately $270,000 as of March 31, 1998 which expires from 2001 to 2014. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

                                CHAPEAU, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                        March 31, 1999 and June 30, 1998


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

NOTE 5 - RESERVE FOR DISCONTINUED OPERATIONS

There are several tax and judgement liens claimed by the State of Utah and two companies against the Company. The tax and judgement liens along with interest, total approximately $21,191.

NOTE 6 - STOCK SUBSCRIPTION RECEIVABLE

The Company had notes receivable from related parties for $-0- and $7,500 as of March 31, 1999 and June 30, 1998, respectively. These notes bear interest at 8%. The notes are due within one year and include accrued interest of $1,812.

NOTE 7 - NOTES PAYABLE - RELATED PARTY

During the nine months ended March 31, 1999, a shareholder loaned the Company $10,000 to pay ongoing operating expenses. The note is non-interest bearing and due on demand.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
General
-------

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

     The Company entered into negotiations and drafted contracts on a potential acquisition during the last part of April 1999. These negotiations subsequently were terminated. However, the Company did incur time and expense in these negotiations.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 1999, the Company had limited assets of $1,791 in cash and liabilities of $31,644 resulting in a negative working capital position of ($29,853). The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended March 31, 1999, the Company had no revenue but expenses of $2,821.

     The liabilities of $31,644 included $21,191 which is reserved for discontinued operations and $10,000 owed to principal shareholders of the Company.

      The Company had a loss of $2,821 related to ongoing expenses for the three months ended March 31, 1999, and $6,061 related to ongoing expenses for the nine months ended March 31, 1998. The Company does not anticipate any revenue, other than nominal interest income, until it is able to establish operation through a merger or acquisition, which may not occur.

    Although the Company has had only limited expenses, it will continue to have ongoing legal and accounting cost to maintain its reporting obligation. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company is relying on the financial support of its principal shareholders Kirk Blosch and Jeff Holmes to provide further funding to meet ongoing financial requirements. Neither Mr. Blosch nor Holmes have any obligation to continue to fund the Company and have not indicated if they will provide any future funding to cover further expenses.

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

     None.


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

  None.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Chapeau, Inc.
                                      [Registrant]

Dated: May 20, 1999                   By:/s/ Donald McKean, President and
                                      Principal Financial Officer