Form 10KSB
period 1999-06-30
CHAPEAU INC
filed 1999-10-21
CIK 783211

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended       June 30, 1999
                                   ---------------------
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.    [X]

   State issuer's revenues for its most recent fiscal year:  ($-0-)
                                                             --------
                 (Cover page continued on next page)

       State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. The Company's shares have a bid of $0.05 per share, although no shares have traded at any price recently. If $0.05 is used as the price of the shares, the aggregate market value of the voting stock held by nonaffiliates would be $22,000.

       As of October 15, 1999, the Registrant had 12,320,049 shares of common stock issued and outstanding.

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

                                      PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the National Association of Securities Dealers Electronic Bulletin Bard ("Bulletin Board") under the symbol "CPEU." The Company's Common Stock has only been trading on the Bulletin Board since May 1999 and has little to no volume and as such the bid and ask price may not be an accurate measurement of the value of shares of the Company's Common Stock. The bid prices represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                            High Bid      Low Bid
                                            --------      -------
Quarter Ended June 30, 1999                  $0.05         $0.05
Quarter Ended September 30, 1999             $0.05         $0.05

     At October 15, 1999, the Company's Common Stock was quoted on the Bulletin Board at a bid and ask price of $0.05.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At October 19, 1999, the Company had approximately 65 shareholders.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

     Since its organization, other than completing a public offering, the Company's only business was as a franchisee of Pro Image stores in California. After this business proved unsuccessful, the Company has been seeking other potential acquisitions, mergers or business opportunities to activate its business operations.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999, the Company had assets of $160 and liabilities of $22,805. Working Capital at June 30, 1999, was a negative $22,805. Liabilities at June 30, 1999, included $11,754 as a reserve for discontinued operations principally related to tax and judgment liens. No creditor has step forward to demand payment on these accounts and the new management is uncertain whether any creditor will assert a claim.

     The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and bringing the Company current in its reporting obligations to the Securities and Exchange Commission. For the twelve months ended June 30, 1999, the Company had no revenues and only expenses associated with maintaining the Company's reporting obligations to the Securities and Exchange Commission. The loss from discontinued operations which was down from the $12,964 in 1998 and as a result of the settlement of debt showed a gain of $1,147 for the year ended June 30, 1999, when netted against expenses for the year. This gains was solely the result of the settlement of the debts associated with prior operations and not from revenues generated.

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

Results of Operations

       The Company has not had any operations during the fiscal year ended June 30, 1999. The Company's only operations, presently, have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

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

                                                             Director or
 Name                   Age         Position                Officer Since
--------------        -------      ----------              ---------------

Donald McKean           45       Director and President          1997
David A. O'Bagy         44       Director and Secretary/
                                 Treasurer                       1997
Neil Blosch             37       Director                        1998

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


                         ITEM 10.  EXECUTIVE COMPENSATION


Summary Compensation Table

       The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1999, the end of the Company's last completed fiscal year):

Summary Compensation Table

                                                                 Long Term Compensation
                              Annual Compensation                  Awards and Payouts
                         ----------------------------  ----------------------------------------
Name and Principal                       Other Annual  Restricted  Options/  LTIP   All other
    Position        Year Salary Bonus($) Compensation  Stock Awards  SARs   Payout Compensation
------------------  ---- ------ -------- ------------  ------------ ------- ------ ------------
Donald McKean       1999 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-
President and CEO
Terrell Smith
Former President    1998 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-
and CEO             1997 $ -0-     -0-       -0-            -0-       -0-      -0-      -0-

       Cash Compensation

       There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 1999, 1998, and 1997.

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

                  ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT


       The following table sets forth as of October 19, 1999, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 12,320,049 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of       Name of Beneficial           Amount and Nature of         Percent of
  Class             Owner                   Beneficial Ownership(1)         Class
---------      ------------------           -----------------------      -----------
Common      Kirk Blosch, IRA(2)
            2081 South Lakeline Drive
            Salt Lake City, Utah                5,940,000(D)               48.21%

Common     Jeff Holmes(2)
           600 Highway 50
           Pinewild at Marla Bay, #101
           Zephyr Cove, Nevada 89448             5,940,000(D)               48.21%

Officers, Directors and Nominees:

Common      Donald L. McKean                       -0-                     -0-
Common      David O'Bagy                           -0-                     -0-
Common      Neil Blosch                            -0-                     -0-

All Officers and Directors
 as a Group (3 persons)                            -0-                     -0-
_____________________________

(1) Indirect and Direct ownership are referenced by an "I" or "D," respectively.  All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.


             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Transactions with Management and Others.

       During the fiscal year ended June 30, 1998, the Company paid former officers and directors $25,000 to cover past obligations owed to them by the Company. The Company has also borrowed funds from Kirk Blosch and Jeff Holmes, principal shareholders of the Company to pay ongoing expenses. Other than specified above, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

       Certain Business Relationships

       Jeff Holmes and Kirk Blosch purchased 500,000 shares each of the Company's 1997 Series A Convertible Preferred Stock which converted into shares of Common Stock on a one (1) for eleven (11) basis. The purchase price for the shares of preferred stock was an aggregate of $15,000. This purchase of preferred stock was after Messrs. Holmes and Blosch had already acquired voting control of the Company. Messrs. Holmes and Blosch have converted their shares of preferred stock into 11,000,000 shares of Common Stock of the Company.

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

                       ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


 (a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----

Report of Jones, Jenson & Co., Certified Public Accountants               17

Balance Sheets as of June 30, 1999                                        18

Statements of Operations for the fiscal  years ended June 30, 1999,
 and 1998                                                                 19

Statements of Stockholders' Equity for the years ended June 30, 1999,
and 1998, and from inception                                              20

Statements of Cash Flows for the fiscal years
ended June 30, 1999, and 1998                                             22

Notes to Financial Statements                                             24

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

       None.

(a)(3) Exhibits. The following exhibits are included as part of this report:

            SEC
Exhibit   Reference
Number     Number            Title of Document                        Location
------    ---------          -----------------                        --------
Item 3                  Articles of Incorporation and Bylaws
------------------------------------------------------------
3.01         3          Articles of Incorporation                Incorporated
                                                                 by reference*
3.02         3          Bylaws                                   Incorporated
                                                                 by reference*
3.03         3          Designations of Rights, Privileges and
                        Preferences of the 1997 Series A         Incorporated
                        Convertible Preferred Stock             by reference**

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

                                    Chapeau, Inc.


Date:       October 20, 1999     By:/S/Donald McKean, President and Director
                                 (Principal Executive Officer)

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors
Chapeau, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Chapeau, Inc. (a development stage company) as of June 30, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1999 and 1998 and from inception on September 19, 1985 through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. (a development stage company) as of June 30, 1999 and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 and from inception on September 19, 1985 through June 30, 1999 in conformity with generally accepted accounting principles.

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




Jones, Jensen & Company
Salt Lake City, Utah
August 27, 1998

       18                         CHAPEAU, INC.
                     (A Development Stage Company)
                             Balance Sheet

                                 ASSETS

                                                                  June 30,
                                                                    1999
                                                                ------------
CURRENT ASSETS

  Cash                                                          $        160
                                                                ------------
     Total Current Assets                                                160
                                                                ------------
     TOTAL ASSETS                                               $        160
                                                                ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                              $        517
  Accrued interest - related party (Note 6)                              534
  Notes payable - related party (Note 6)                              10,000
  Reserve for discontinued operations                                 11,754
                                                                ------------
     Total Current Liabilities                                        22,805
                                                                ------------
STOCKHOLDERS' EQUITY (DEFICIT)



  Common stock $0.001 par value; 325,000,000 shares
   authorized; 12,320,049 shares issued and outstanding               12,320
  Additional paid-in capital                                         230,451
  Deficit accumulated during the development stage                  (265,416)
                                                                ------------
     Total Stockholders' Equity (Deficit)                            (22,645)
                                                                ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                         $        160
                                                                ============











 The accompanying notes are an integral part of these financial statements.

       19                        CHAPEAU, INC.
                       (A Development Stage Company)
                         Statements of Operations


                                                                     From
                                                                 Inception on
                                            For the              September 19,
                                           Years Ended           1985 Through
                                             June 30,              June 30,
                                        1999           1998          1999
                                   ------------   ------------   ------------

REVENUES                           $      -       $     -        $    -

(GAIN) LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)                      1,147       (12,964)       (265,416)
                                   ------------   ------------   ------------
NET INCOME (LOSS                   $      1,147  $    (12,964)   $   (265,416)
                                   ============   ============   ============
BASIC (LOSS) PER SHARE             $      (0.00)  $     (0.00)
                                   ============   ===========
BASIC WEIGHTED AVERAGE
 OUTSTANDING SHARES                   3,153,382     1,320,049
                                   ============   ===========

       20                 CHAPEAU, INC.
                            (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit)
[CAPTION]

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                        Additional  During the
                                         Preferred Stock           Common Stock           Paid-in   Development
                                       Shares       Amount       Shares      Amount       Capital      Stage
                                    -----------  -----------  -----------  -----------  -----------  -----------
At inception on September 19, 1985       -       $     -            -      $     -      $    -       $    -


Common stock issued for cash to
 stockholders at $0.15                   -             -          100,000         100       14,900        -

Common stock issued for cash on
 March 7, 1986 AT $0.61 per share        -             -          268,153         268      163,632        -

Issuance of warrants to purchase
 402,203 shares of common stock          -             -            -            -              40        -

Common stock issued for services
 at approximately $0.45 per share        -             -           31,847          32       14,299        -

Common stock issued in acquisition
 of Robert K. McIntosh & Associates,
 Inc. in July, 1987 at $0.25 per share   -             -           40,000          40        9,460        -

Net loss from inception
 through June 30, 1994                   -             -            -             -           -        (222,693)
                                    -----------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 1994                   -             -          440,000          440      202,331    (222,693)

Net loss for the year ended
 June 30, 1995                           -             -            -             -           -          (1,779)
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1995                   -             -          440,000          440      202,331    (224,472)

Net loss for the year ended
 June 30, 1996                           -             -            -             -           -          (1,961)
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1996                   -             -          440,000          440      202,331    (226,433)

Issuance of preferred stock for
 subscription receivable at $0.015
 per share                           1,000,000        1,000         -             -          14,000       -

Issuance of common stock for
 subscription receivable at $0.028
 per share                               -             -          880,000          880       24,120       -

Net loss for the year ended
 June 30, 1997                           -             -            -             -           -         (27,166)
                                    -----------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 1997               1,000,000   $    1,000     1,320,000   $    1,320   $  240,451  $ (253,599)
                                    -----------  -----------  -----------  -----------  -----------  -----------







The accompanying notes are an integral part of these financial statements

       21                            CHAPEAU, INC.
                              (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) (Continued)

[CAPTION]
                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                       Additional    During the
                                         Preferred Stock           Common Stock          Paid-in    Development
                                       Shares       Amount       Shares      Amount       Capital      Stage
                                    -----------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 1997                1,000,000  $     1,000    1,320,000   $    1,320  $   240,451  $ (253,599)

Shares issued in conjunction with a
 15-for-1 reverse stock split               -           -              49          -            -           -

Net loss for the year ended
 June 30, 1998                              -           -             -            -            -       (12,964)
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1998                1,000,000  $     1,000    1,320,049   $    1,320  $   240,451  $ (266,563)

Conversion of preferred
shares to common shares              (1,000,000)       1,000   11,000,000       11,000      (10,000)       -

Net income for the year ended
June 30, 1999                              -            -            -            -             -         1,147
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1999                     -            -     12,320,049        12,320  $   230,451  $  265,416)
                                    ===========  =========== ============  ===========  ===========  ===========





































The accompanying notes are an integral part of these financial statements

       22                               CHAPEAU, INC.
                              (A Development Stage Company)
                                Statements of Cash Flows

                                                                               From
                                                                           Inception on
                                                       For the              September 19,
                                                     Years Ended           1985 Through
                                                        June 30,              June 30,
                                              ---------------------------
                                                  1999           1998          1999
                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income (loss)                          $    1,147   $    (12,964)  $   (265,416)
  Adjustments to reconcile net
  income (loss) to net cash provided by
  operating activities:
  Common stock issued for services                 -              -            14,331
  Common stock issued for exchange
    of assets                                      -              -             9,500
   Gain on settlement of debt                   (23,763)          -           (23,763)
  Changes in assets and liabilities:
   (Increase)in interest receivable                -               279            -
   Increase (decrease) in accounts
    payable and accrued expenses                ( 5,193)         5,710         26,326
  Increase (decrease) in accrued
   interest                                     (14,858)          -            14,858


Increase (decrease) in reserve for
   discontinued operations                      ( 4,636)          -            (4,636)
                                                ------------   ------------   ------------

  Net Cash Provided (Used) by
   Operating Activities                         (17,586)        ( 6,975)      (228,780)

CASH FLOWS FROM INVESTING
ACTIVITIES:                                        -               -              -
                                                ------------   ------------   ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:

 Proceeds from notes payable                     10,000        (25,279)         10,000
 Issuance of common stock for cash                7,500         32,500         256,155
 Stock offering                                    -              -            (37,215)
                                               ------------   ------------   ------------
   Net Cash Provided (Used) by
   Financing Activities                   $      17,500    $     7,221      $  228,940
                                               ------------   ------------   ------------






     The accompanying notes are an integral part of these financial statements.

       23                             CHAPEAU, INC.
                           (A Development Stage Company)
                       Statements of Cash Flows (Continued)

                                                                              From
                                                                           Inception on
                                                      For the              September 19,
                                                    Years Ended           1985 Through
                                                      June 30,              June 30,
                                                 1999           1998          1999
                                            ------------   ------------   ------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       $       (86)   $      246       $     160

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                             246          -               -
                                            ------------   ------------   ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $        160   $      246      $      160
                                            ============   ============   ============

Cash Paid For:

  Interest                                  $      -     $       -      $        -
  Income taxes                              $      -     $       -      $        -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services          $      -     $       -      $      14,331
  Common stock issued for exchange
    of assets                               $      -     $       -      $       9,500
  Common stock issued for notes
    receivable                              $      -     $       -      $      25,000
  Preferred stock issued for notes
    receivable                              $      -     $       -      $      15,000















The accompanying notes are an integral part of these financial statements.

       24                             CHAPEAU, INC.
                             (A Development Stage Company)
                           Notes to the Financial Statements
                               June 30, 1998 and 1997


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

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The company has elected a June 30 year end.

b.  Provision for Taxes

The Company has a net operating loss carryover of approximately $265,000 as of June 30, 1999 which expires from 2000 to 2014. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

e.  Basic Earning (Loss) Per Share

Basic earnings (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

       25                         CHAPEAU, INC.
                          (A Development Stage Company)
                         Notes to the Financial Statements
                             June 30, 1999 and 1998

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

NOTE 5 -     RESERVE FOR DISCONTINUED OPERATIONS

There are two judgment liens against the Company. The tax and judgment liens along with interest, total approximately $12,000.

NOTE 6 -     RELATED PARTY TRANSACTIONS

From time to time the Company borrows money from directors or shareholders in order to fund continuing operations. Currently, the Company is liable for such transactions in the amount of $10,000. These notes are unsecured, due on demand and bear interest at a rate of 8% per annum.