Form 10QSB
period 1999-09-30
CHAPEAU INC
filed 1999-11-16
CIK 783211

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1999

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           12,320,049
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 12, 1999

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

                            CHAPEAU, INC.
                     (A Development Stage Company)
                             Balance Sheet

                                 ASSETS

                                             September 30,        June 30,
                                                 1999               1999
                                             ------------       ------------
                                              (Unaudited)
CURRENT ASSETS

  Cash                                       $         43       $        160
                                             ------------       ------------
     Total Current Assets                    $         43                160
                                             ------------       ------------
     TOTAL ASSETS                                      43        $       160
                                             ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                           $      1,824       $        517
  Notes payable - related party                    10,000             10,000
  Accrued interest - related party                    634                534
  Reserve for discontinued operations              11,754             11,754
                                             ------------       ------------
     Total Current Liabilities                     24,212             22,805
                                             ------------       ------------
STOCKHOLDERS' EQUITY (DEFICIT)


  Common stock $0.001 par value;
  325,000,000 shares authorized;
  12,320,049 shares issued and
  outstanding                                      12,320             12,320
  Additional paid-in capital                      230,451            230,451
  Deficit accumulated during the
  development stage                              (266,940)          (265,416)
                                             ------------       ------------
  Total Stockholders' Equity (Deficit)            (24,169)           (22,645)
                                             ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                      $         43       $        160
                                             ============       ============



 The accompanying notes are an integral part of these financial statements.

                              CHAPEAU, INC.
                       (A Development Stage Company)
                         Statements of Operations


                                                                     From
                                                               Inception on
                                            For the            September 19,
                                       Three Months Ended      1985 Through
                                          September 30,        September 30,
                                   -----------------------------------------
                                        1999           1998          1999
                                   ------------   ------------   ------------

REVENUES                           $      -       $     -        $    -


EXPENSES                                  1,524         -               1,524
                                   ------------   ------------   ------------
LOSS FROM OPERATIONS               $     (1,524) $      -        $     (1,524)

LOSS FROM DISCONTINUED
OPERATIONS                         $       -              (345)      (265,416)
                                   ------------   ------------   ------------

NET LOSS                           $     (1,524)  $       (345)  $   (266,940)

                                   ============   ============   ============
BASIC LOSS PER SHARE               $      (0.00)  $      (0.00)
                                   ============   ============
BASIC WEIGHTED AVERAGE
 OUTSTANDING SHARES                  12,320,049      1,320,049
                                   ============   ============

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

                                     CHAPEAU, INC.
                              (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) (Continued)

[CAPTION]
                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                       Additional    During the
                                         Preferred Stock           Common Stock          Paid-in    Development
                                       Shares       Amount       Shares      Amount       Capital      Stage
                                    -----------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 1997                1,000,000  $     1,000    1,320,000   $    1,320  $   240,451  $ (253,599)

Shares issued in conjunction with a
 15-for-1 reverse stock split               -           -              49          -            -           -

Net loss for the year ended
 June 30, 1998                              -           -            -            -            -       (12,964)
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1998                1,000,000  $     1,000    1,320,049   $    1,320  $   240,451  $ (266,563)

Conversion of preferred
shares to common shares              (1,000,000)       1,000   11,000,000       11,000      (10,000)       -

Net income for the year ended
June 30, 1999                              -            -            -            -            -          1,147
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 1999                     -            -      12,320,049       12,320  $   230,451  $ (265,416)

Net loss for the three months
ended September 30, 1999
(unaudited)                                -            -            -            -            -         (1,524)
                                    -----------  -----------  -----------  -----------  -----------  -----------

Balance, September 30, 1999
(Unaudited)                                -     $      -      12,320,049  $   12,320   $   230,451  $ (266,940)
                                    ===========  ===========  ===========  ===========  ===========  ===========




     The accompanying notes are an integral part of these financial statements

                                     CHAPEAU, INC.
                              (A Development Stage Company)
                                Statements of Cash Flows

                                                                               From
                                                                            Inception on
                                                       For the              September 19,
                                                     Years Ended           1985 Through
                                                    September 30,           September 30,
                                              ---------------------------
                                                 1999           1998            1999
                                              ------------   ------------   -------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Loss from operations                        $     (1,524)    $     (345)   $   (266,940)
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Common stock issued for services                    -              -             14,331
  Common stock issued for exchange
    of assets                                         -              -              9,500
   Gain on settlement of debt                         -              -            (23,763)
  Changes in assets and liabilities:
   Increase (decrease)in accounts
   payable and accrued expenses                      1,407        (10,347)         27,753
   Increase (decrease) in accrued
   interest                                           -              -             14,858
   Increase(decrease) in reserve for
   discontinued operations                            -              -             (4,636)
                                               ------------   ------------   ------------

  Net Cash Provided (Used) by
   Operating Activities                                (117)      (10,692)       (228,897)
                                               ------------   ------------   ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:                                           -              -               -
                                               ------------   ------------   ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:

 Proceeds from notes payable
 (related party)                                      -             5,000          10,000
 Issuance of common stock for cash                    -             7,500         256,155
 Stock offering                                       -              -            (37,215)
                                               ------------   ------------   ------------
   Net Cash Provided (Used) by
   Financing Activities                        $      -       $    12,500   $     228,940
                                               ------------   ------------   ------------






  The accompanying notes are an integral part of these financial statements.

                                     CHAPEAU, INC.
                             (A Development Stage Company)
                          Statements of Cash Flows (Continued)


                                                                             From
                                                                         Inception on
                                                      For the              September 19,
                                                    Years Ended           1985 Through
                                                    September 30,         September 30,
                                                 1999           1998          1999
                                            ------------   ------------   ------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       $       (117)  $      1,808   $         43

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                              160            246          -

                                            ------------   ------------   ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $         43   $      2,054      $      43
                                            ============   ============   ============

Cash Paid For:

  Interest                                  $      -     $         -      $      -
  Income taxes                              $      -     $         -      $      -

NON CASH FINANCING ACTIVITIES

  Common stock issued for services          $      -     $         -      $    14,331
  Common stock issued for exchange
    of assets                               $      -     $         -      $     9,500











  The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              September 30, 1999


NOTE 1 -CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company' s September 30, 1999 audited financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

     In 1997, the Company changed management and sold shares of its Common and Preferred Stock in an effort to raise enough capital to cover past obligations and provide capital for corporate cleanup. Through the sale of 13,200,000 shares of its Common Stock the Company raised $25,000. The Company raised an additional $15,000 by the sale of 1,000,000 shares of its preferred stock (the "1997 Series A Convertible Preferred Stock".) All shares were sold to two individuals. The preferred stock was convertible into shares of the Company's common stock on an eleven to one basis, after giving effect to the Company's reverse stock split. The shares of 1997 Series A Convertible Preferred Stock was converted in 1999 into 11,000,000 shares of the Company's common stock.

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

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1999, the Company had limited assets of $43 in cash and liabilities of $24,212 resulting in a negative working capital position of $24,169. The liabilities of $24,212 included $11,754 which is reserved for discontinued operations and $10,634 owed to principal shareholders of the Company.

     The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended September 30, 1999, the Company had no revenue but expenses of $1,524.

      The Company had a loss of $1,524 related to ongoing expenses for the three months ended September 30, 1999. The Company does not anticipate any revenue, other than nominal interest income, until it is able to establish operation through a merger or acquisition, which may not occur.

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

                                      Chapeau, Inc.
                                      [Registrant]

Dated: November 12, 1999           By:/s/ Donald McKean, President and
                                      Principal Financial Officer