Form 10QSB
period 1999-12-31
CHAPEAU INC
filed 2000-02-14
CIK 783211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended    December 31, 1999


                                       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                   to
                   Commission File Number        033-01289-D


                                Chapeau, Inc.

        (Exact name of small business issuer as specified in charter)


                      Utah                                   87-0431831

        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification No.)

          50 West Broadway, Suite 501
              Salt Lake City, Utah                             84101


    (Address of principal executive offices)                 (Zip Code)
                                (801) 323-0329

                (Issuer's Telephone number, including area code)

              6074 Oak Canyon Drive, Salt Lake City, Utah 84117
               (Former name, former address, and former fiscal
                     year, if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X        No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                         Yes               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of February 11, 2000, the Issuer had 4,500,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                         Yes               No        X



                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

     Chapeau, Inc. (the "Company"), has included the balance sheets of the Company as of December 31, 1999 (unaudited), and June 30, 1999 (the end of the Company's most recently completed fiscal year), and unaudited statements of operations for the three and six months ended December 31, 1999 and 1998, and unaudited statements of cash flows for the six months ended December 31, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended June 30, 1999.



                                 CHAPEAU, INC.
                         (A Development Stage Company)
                                 Balance Sheets



                                                                    December 31,1999          June 30, 1999

ASSETS                                                                (unaudited)
Current Assets
   Cash                                                             $        549             $        160

      Total Current Assets                                                   549                      160

                 Total Assets                                       $        549             $        160



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                $           -            $         517
   Notes payable - related party (Note B)                                 12,500                   10,000
   Accrued interest - related party (Note B)                                 959                      534
   Reserve for discontinued operations                                    11,754                   11,754

      Total Current Liabilities                                     $     25,213             $     22,805


Stockholders' Deficit

   Common stock, $0.001 par value; 325,000,000 shares
   authorized; 12,320,049 shares issued and outstanding                   12,320                   12,320
   Additional paid-in capital                                            230,451                  230,451
   Deficit accumulated during the development stage                     (267,435)                (265,416)

      Total Stockholders' Deficit                                        (24,664)                 (22,645)


                 Total Liabilities and Stockholders' Deficit       $         549            $         160






The accompanying notes are an integral part of these financial statements.





                                 CHAPEAU, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

     From Inception
    on September 19,
                                             Three Months Ended                    Six Months Ended                1985, through
                                                December 31,                         December 31,                  December 31,

                                          1999              1998               1999              1998                1999

Revenues                               $        -       $         -        $         -        $        -         $         -

Expenses                                      495                 -              2,019                 -               2,019


Loss from operations                         (495)                -             (2,019)                -              (2,019)

Loss from discontinued operations               -            (2,895)                 -            (3,240)           (265,416)


Net loss                               $     (495)      $    (2,895)       $    (2,019)       $   (3,240)        $  (267,435)



Basic loss per share                  $        (0.00)   $        (0.00)    $        (0.00)    $       (0.00)

Basic weighted average
  outstanding shares                   12,320,049         1,320,049         12,320,049         1,320,049



The accompanying notes are an integral part of these financial statements.



                                 CHAPEAU, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


           Deficit
         Accumulated
                                                                                                      Additional       During the
                                            Preferred Stock                  Common Stock               Paid-in        Development

                                         Shares         Amount          Shares          Amount         Capital           Stage

At inception on September 19, 1985              -      $   -                 -         $     -        $      -         $      -

Common stock issued for cash to
  stockholders at $0.15 per share               -          -           100,000             100          14,900                -

Common stock issued for cash on
  March 7, 1986, at $0.61 per share    -                   -           268,153             268         163,632                -

Issuance of warrants to purchase
  402,203 shares of common stock       -                   -                 -               -              40                -

Common stock issued for services
  at approximately $0.04 per share     -                   -            31,847              32          14,299                -

Common stock issued in acquisition
  of Robert K. McIntosh &
  Associates, Inc., in July, 1987      -                   -            40,000              40           9,460                -

Issuance of preferred stock for
  subscription receivable at
  $0.015 per share                    1,000,000        1,000                 -               -         14,000                 -

Issuance of common stock for

  subscription receivable at
  $0.019 per share                     -                   -           880,000             880         24,120                 -

Shares issued in conjunction with a
  15-for-1 reserve stock split         -                   -                49               -              -                 -


Conversion of preferred shares
  to common stock                      (1,000,000)     1,000         11,000,000         11,000        (10,000)                -

Net loss from inception through
  June 30, 1999                        -                   -                 -               -              -          (265,416)


Balance, June 30, 1999                 -                   -         12,320,049         12,320        230,451          (265,416)

Net loss for the six months
  ended December 31, 1999
  (unaudited)                          -                   -                 -               -              -            (2,019)


Balance, December 31, 1999
(unaudited)                            -               $   -         12,320,049        $12,320        $230,451       $ (267,435)





The accompanying notes are an integral part of these financial statements.


                                 CHAPEAU, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                             From Inception on
                                                           Six Months Ended                 September 19, 1985,
                                                             December 31,                   Through December 31,

                                                       1999                1998                     1999

Cash Flows from Operating Activities:

  Net loss                                          $  (2,019)         $  (3,240)              $ (267,435)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Common stock issued for services                        -                  -                   14,331
    Common stock issued for exchange of
      assets                                                -                  -                    9,500
    Gain on settlement of debt                              -                  -                  (23,763)
    Changes in assets and liabilities:

    Decrease in accounts payable
      and accrued expenses                                (92)            (8,922)                  36,476


Net Cash Used in Operating Activities                  (2,111)           (12,162)                (230,891)


Cash Flows from Investing Activities                        -                  -                        -


Cash Flows from Financing Activities:

    Proceeds from notes payable (related
      party)                                            2,500              5,000                   12,500
    Issuance of common stock for cash                       -              7,500                  256,155
    Stock offering costs                                    -                  -                  (37,215)


Net Cash Provided by Financing Activities:              2,500             12,500                  231,440


Increase in Cash                                          389                338                      549


Cash at Beginning of Period                               160                246                        -


Cash at End of Period                               $     549          $     584               $      549





The accompanying notes are an integral part of these financial statements.


                                 CHAPEAU, INC.
                         (A Development State Company)
                  Condensed Notes to the Financial Statements


(A)  Basis of Presentation

The accompanying unaudited financial statements of Chapeau, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of December 31, 1999, its results of operations for the three and six months ended December 31, 1999 and 1998, and its results of operations and cash flows for the six months ended December 31, 1999 and 1998. The results of operations for the three months and six months ended December 31, 1999, may not be indicative of the results that may be expected for the year ending June 30, 2000.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not had significant operations to date, nor has it established a source of revenues sufficient to allow it to continue as a going concern. As described in the current report on Form 8-K dated February 3, 2000, control and management of the Company has recently changed. New management has committed to meeting the Company's basic operating expenses to the extent necessary.

(B)  Subsequent Event

On February 3, 2000, the three directors of the Company resigned and Howard S. Landa, Terrell W. Smith, and Mickey Hale were appointed as their successors. Howard S. Landa was also appointed as the new Chief Executive Officer of the Company and Andrew C. Bebbington was appointed as Chief Financial Officer.

Mr. Landa and other members of management purchased a controlling interest in the Company from its two former principal shareholders. As part of the transaction, the number of shares issued and outstanding was reduced from 12,320,049 to 4,500,000 shares. Additionally, the two former principal shareholders agreed to pay all accounts payable outstanding as of February 2, 2000, except those included in Reserve for Discontinued Operations, and converted the notes payable and accrued interest due to them into contributed capital. New management, together with a principal shareholder, now holds 3,480,000 of the outstanding shares, or approximately 77%, of the Company. The new management now has voting control of the Company and is managing the Company's day-to-day affairs.


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Recent Events

     Control and management of the Company changed on February 3, 2000, as reported on the Company's current report on Form 8-K as of that date. Readers are referred to that report for additional information.

General

     The Company was organized under the laws of the State of Utah on September 19, 1985, to provide a capital resource fund to be used to participate in business opportunities. The Company completed a public offering of its common stock in March of 1986. The Company received net proceeds from the public offering of $163,900, after deducting underwriters' compensation and other costs of the offering totaling $37,215.

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

     The Company used the proceeds of its public offering and all additional funds it borrowed or raised to fund the Company's efforts in starting and purchasing Pro Image stores. However, the Company's efforts to become a franchisee of Pro Image stores ultimately proved unsuccessful and the Company ceased all activity related to the Pro Image stores.

     Subsequently, the Company investigated several other business opportunities, but did not consummate any transaction. The Company presently has no operations other than minimal operations necessary to maintain its corporate status.

     In 1997, the Company changed management and sold shares of its Common and Preferred Stock to two individuals in order to raise capital to cover past obligations and to provide for basic ongoing corporate obligations. Until recently, these two individuals were the controlling shareholders of the Company.

Results of Operations

     The Company has no current operations or revenue. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status. For the three and six month periods ended December 31, 1999, the Company's expenses were $495 and $2,019, respectively, compared to $2,895 and $3,240 for the three and six month periods ended December 31, 1998, respectively.

Liquidity and Capital Resources

     As of December 31, 1999, the Company has limited assets of $549 in cash and liabilities of $25,213 resulting in negative working capital of $24,664. The liabilities include a reserve of $11,754 for discontinued operations and $13,459 owed to the former principal shareholders of the Company. On February 3, 2000, as part of the change in control of the Company, the former principal shareholders agreed to cancel the indebtedness of the Company to them, and convert it to contributed capital. The reserve for discontinued operations is associated with two judgment liens against the Company in the approximate amount of the reserve.

     New management of the Company intends to seek an additional capital infusion into the Company to provide it with working capital. There can be no assurance that management will be successful in its efforts.


                          PART II - OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K.

     The Company filed a current report on Form 8-K dated February 3, 2000, reporting the change in control and management of the Company.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHAPEAU, INC.



Dated:  February 14, 2000                 By   /s/ Andrew C. Bebbington
                                            Andrew C. Bebbington, Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)