Form 10QSB
period 2000-03-31
CHAPEAU INC
filed 2000-05-12
CIK 783211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)
[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended   March31, 2000

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

                                      N/A
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes /X/                 No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                           Yes / /                 No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 11, 2000, the Issuer had 8,500,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                           Yes / /                 No /X/


                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

     Chapeau, Inc. (the "Company"), has included the balance sheets of the Company as of March 31, 2000 (unaudited), and June 30, 1999 (the end of the Company's most recently completed fiscal year), and unaudited statements of operations for the three and nine months ended March 31, 2000 and 1999, and unaudited statements of cash flows for the nine months ended March 31, 2000 and 1999, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended June 30, 1999.

                                   CHAPEAU, INC.
                           (A Development Stage Company)
                                  Balance Sheets

                                                           March 31, 2000      June 30, 1999
                                                           --------------      -------------
                                                           (unaudited)

ASSETS

Current Assets
 Cash and cash equivalents                                 $  987,607          $     160
                                                           -----------         ----------
   Total Current Assets                                       987,607                160
                                                           -----------         ----------
   Total Assets                                            $  987,607          $     160
                                                           ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable                                          $    4,951          $     517
 Notes payable - related party                                      -             10,000
 Accrued interest - related party                                   -                534
 Reserve for discontinued operations                                -             11,754
                                                           -----------         ----------
   Total Current Liabilities                                    4,951             22,805
                                                           -----------         ----------

Stockholders' Equity (Deficit)

 Preferred Stock, $0.001 par value; 5,000,000 shares
   authorized; none issued and outstanding                          -                  -
 Common stock, $0.001 par value; 325,000,000 shares
   authorized; 8,500,000 shares and 12,320,049 shares
   issued and outstanding at March 31, 2000 (unaudited),
   and June 30, 1999, respectively                              8,500             12,320
 Additional paid-in capital                                 1,238,158            230,451
 Deficit accumulated during the development stage            (264,002)          (265,416)
                                                           -----------         ----------
   Total Stockholders' Equity (Deficit)                       982,656            (22,645)
                                                           -----------         ----------
   Total Liabilities and Stockholders' Equity (Deficit)    $  987,607          $     160
                                                           ===========         ==========

See the accompanying notes to the condensed financial statements.

                                            CHAPEAU, INC.
                                    (A Development Stage Company)
                                      Statements of Operations
                                             (Unaudited)

                                                                                          From Inception
                                                                                         on September 19,
                                      Three Months Ended           Nine Months Ended      1985, through
                                            March 31,                   March 31,           March 31,
                                    -----------------------   ------------------------   ----------------
                                       2000          1999          2000          1999          2000
                                    -----------  -----------  ------------  -----------  ----------------
Revenues                            $        -   $        -   $         -   $        -       $        -

Expenses                                 8,321            -        10,340            -           10,340
                                    -----------  -----------  ------------  -----------      -----------

Loss from continuing operations         (8,321)           -       (10,340)           -          (10,340)

Loss from discontinued operations            -       (2,821)            -       (6,061)        (265,416)
                                    -----------  -----------  ------------  -----------      -----------

Loss before extraordinary items         (8,321)      (2,821)      (10,340)      (6,061)        (275,756)

Extinguishment of debt                  11,754            -        11,754            -           11,754
                                    -----------  -----------  ------------  -----------      -----------

Net income (loss)                   $    3,433   $   (2.821)  $     1,414   $   (6,061)      $ (264,002)
                                    ===========  ===========  ============  ===========      ===========

Basic income (loss) per common
  share                             $     0.00   $    (0.00)  $      0.00   $    (0.00)      $    (0.21)
                                    ===========  ===========  ============  ===========      ===========

Basic weighted average
  outstanding shares                 8,786,062    1,320,049    11,150,621    1,320,049        1,250,329
                                    ===========  ===========  ============  ===========      ===========

See the accompanying notes to the condensed financial statements.

                                                 CHAPEAU, INC.
                                         (A Development Stage Company)
                                 Statements of Stockholders' Equity (Deficit)

                                                                                                      Deficit
                                                                                                    Accumulated
                                          Preferred Stock             Common Stock     Additional   During the
                                      -----------------------       ----------------     Paid-in    Development
                                          Shares      Amount       Shares    Amount      Capital       Stage
                                      -------------   -------      -------   -------   ----------   -----------
At inception on September 19, 1985                -   $     -            -   $     -   $        -   $       -

Common stock issued for cash at
  $0.15 per share                                 -         -      100,000       100       14,900           -

Common stock issued for cash on
  March 7, 1986, at $0.61 per share               -         -      268,153       268      163,632           -

Issuance of warrants to purchase
  402,203 shares of common stock                  -         -            -         -           40           -

Common stock issued for services
  at approximately $0.04 per share                -         -       31,847        32       14,299           -

Common stock issued in acquisition
  of Robert K. McIntosh &
  Associates, Inc., in July, 1987                 -         -       40,000        40        9,460           -

Issuance of preferred stock
  at $0.015 per share                     1,000,000     1,000            -         -       14,000           -

Issuance of common stock
  at $0.019 per share                             -         -      880,000       880       24,120           -

Shares issued in conjunction with a
  15-for-1 reserve stock split                    -         -           49         -            -           -

Conversion of preferred shares
  to common stock                        (1,000,000)   (1,000)  11,000,000    11,000      (10,000)          -

Net loss from inception through
  June 30, 1999                                   -         -            -         -            -    (265,416)
                                      -------------   -------   ----------   -------   ----------   ----------

Balance, June 30, 1999                            -         -   12,320,049    12,320      230,451    (265,416)

Cancellation of stock (unaudited)                 -         -   (7,820,049)   (7,820)       7,820           -

Conversion of related-party note
  payable and accrued interest
  to additional paid-in capital
  (unaudited)                                     -         -            -         -       16,602           -

Common stock issued for cash at
  $0.25 per share, less offering costs
  (unaudited)                                     -         -    4,000,000     4,000      983,285           -

Net income for the nine months
  ended March 31, 2000
  (unaudited)                                     -         -            -         -            -       1,414
                                      -------------   -------    ---------   -------   ----------   ----------

Balance, March 31, 2000
(unaudited)                                       -   $     -    8,500,000   $ 8,500   $1,238,158   $(264,002)
                                      =============   =======    =========   =======   ==========   ========+=

See the accompanying notes to the condensed financial statements.

                                    CHAPEAU, INC.
                            (A Development Stage Company)
                               Statements of Cash Flows
                                     (Unaudited)

                                                     Nine Months Ended        From Inception on
                                                          March 31,           September 19, 1985,
                                                  -----------------------     Through March 31,
                                                     2000          1999             2000
                                                  -----------  -----------    -------------------
Cash Flows from Operating Activities

  Net income (loss)                               $    1,414   $ (6,061)      $ (264,002)
  Adjustments to reconcile net income (loss)
      to net cash used in operating activities
        Common stock issued for services                   -          -           14,331
        Common stock issued for exchange of
          assets                                           -          -            9,500
        Extinguishment of debt                       (11,754)         -          (11,754)
        Gain on settlement of debt                         -          -          (23,763)
        Changes in assets and liabilities
          Accounts payable and accrued expenses        4,949     (9,894)          41,517
                                                  -----------  ---------      -----------

Net Cash Used in Operating Activities                 (5,391)   (15,955)        (234,171)
                                                  -----------  ---------      -----------

Cash Flows from Investing Activities                       -          -                -
                                                  -----------  ---------      -----------

Cash Flows from Financing Activities

    Issuance of common stock for cash              1,000,000      7,500        1,256,155
    Stock offering costs                             (12,715)         -          (49,930)
    Proceeds from notes payable (related
      party)                                           5,553     10,000           15,553
                                                  -----------  ---------      -----------

Net Cash Provided by Financing Activities            992,838     17,500        1,221,778
                                                  -----------  ---------      -----------

Increase in Cash                                     987,447      1,545          987,607

Cash at Beginning of Period                              160        246                -
                                                  -----------  ---------      -----------

Cash at End of Period                             $  987,607   $  1,791       $  987,607
                                                  ===========  =========      ===========

See the accompanying notes to the condensed financial statements.


                                  CHAPEAU, INC.
                          (A Development State Company)
                   Condensed Notes to the Financial Statements


(A)  Basis of Presentation

The accompanying unaudited financial statements of Chapeau, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of March 31, 2000, its results of operations for the three and nine months ended March 31, 2000 and 1999, and its cash flows for the nine months ended March 31, 2000 and 1999. The results of operations for the three months and nine months ended March 31, 2000, may not be indicative of the results that may be expected for the year ending June 30, 2000.

(B)  Change in Executive Management

On February 3, 2000, the three directors of the Company resigned and Howard S. Landa, Terrell W. Smith, and Mickey Hale were appointed as their successors. Howard S. Landa was also appointed as the new Chief Executive Officer of the Company and Andrew C. Bebbington was appointed as Chief Financial Officer.

Mr. Landa and other members of management purchased a controlling interest in the Company from its two former principal shareholders. As part of the transaction, the number of shares issued and outstanding was reduced from 12,320,049 to 4,500,000 shares. Additionally, the two former principal shareholders agreed to pay all accounts payable outstanding as of February 2, 2000, except those included in Reserve for Discontinued Operations, and converted the notes payable and accrued interest due to them into contributed capital. New management, together with a principal shareholder, holds 3,960,000 of the outstanding shares, or approximately 46%, of the Company after completion of the private placement discussed in Note C.

(C)  Private Placement

In the quarter ended March 31, 2000, the Company completed a private placement of 4,000,000 shares of common stock at $0.25 per share. The net proceeds to the Company, after associated offering costs, were approximately $987,000.

(D)  Extinguishment of Debt

Two judgments had been entered against the Company from prior operations. The amount of the judgments, including accrued interest were recorded at $11,754. The judgments have expired resulting in the extinguishment of the debt, which has been recorded as an extraordinary item.

(E)  Income (Loss) Per Common Share

Basic income (loss) per common share is composed of the following:

                                                                    From Inception
                          Three Months Ended   Nine Months Ended   on September 19,
                              March 31,            March 31,        1985, through
                          ------------------   -----------------       March 31,
                           2000     1999        2000     1999            2000
                          -------  -------     -------  -------    ----------------
Continuing operations     $(0.00)  $ 0.00      $(0.00)  $ 0.00          $(0.01)
                          =======  =======     =======  =======         =======

Discontinued operations   $ 0.00   $(0.00)     $ 0.00   $(0.00)         $(0.21)
                          =======  =======     =======  =======         =======

Extraordinary item        $ 0.00   $ 0.00      $ 0.00   $ 0.00          $ 0.01
                          =======  =======    =======  =======          =======

Net income (loss)         $ 0.00   $(0.00)     $ 0.00   $(0.00)         $(0.21)
                          =======  =======     =======  =======         =======


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

     On May 13, 1987, the Company entered into an agreement with Pro Image, Inc. for the purchase of licenses to open up to eighteen (18) Pro Image stores. In 1987, the Company acquired Robert K. McIntosh, Inc., a closely held corporation which owned a Pro Image franchise. In exchange for all of the stock of Robert
K. McIntosh, Inc., the Company issued 40,000 shares of its common stock and the shareholders of Robert K. McIntosh, Inc., Robert K. McIntosh and Robert McDonald, became members of the Company's board of directors. In December 1987, the Company also entered an agreement with Dave Carver to purchase a Pro Image store in Long Beach, California.

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

Results of Operations

     The Company has no current operations or revenue. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status. For the three and nine month periods ended March 31, 2000, the Company's expenses were $8,321 and $10,340, respectively, compared to $2,821 and $6,061 for the three and nine month periods ended March 31, 1999, respectively.

Liquidity  and  Capital  Resources

     As of March 31, 2000, the Company had cash of $987,607 and liabilities of $4,951, resulting in working capital of $982,656.

     During the quarter ended March 31, 2000, the Company completed a private placement of 4,000,000 shares of common stock resulting in net proceeds to the Company of approximately $987,000. The offering was made to provide funding to the Company to permit it to search for a business opportunity and to provide the Company with sufficient capital to potentially make it an attractive merger candidate.

     Management of the Company believes that the current cash balance is sufficient to meet its existing commitments for the fiscal year.


                           ITEM 5.  OTHER INFORMATION

     On May 6, 2000, the board of directors of the Company authorized a change in the independent accountants of the Company from Jones, Jensen & Company to Hansen Barnett & Maxwell.

     The report of Jones, Jensen & Company on the Company's financial statements as of June 30, 1999, and the two years then ended did not contain an adverse opinion, or a disclaimer of opinion, nor was its report qualified or modified as to uncertainty, audit scope, or accounting principles, other than a limitation as to the presentation of the financials on a going concern basis at a time that the Company was a development stage company with no operating capital. During the engagement of Jones, Jensen & Company, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Jones, Jensen & Company, would have caused the Company to make reference to the subject matter of the disagreements in connection with its reports.

     The Company was not advised by Jones, Jensen & Company that internal controls necessary for the Company to develop reliable financial statements did not exist nor that any information had come to its attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management. The Company was not advised by Jones, Jensen & Company of the need to expand significantly the scope of the Company's audit. Jones, Jensen & Company has not advised the Company that any information has come to its attention that Jones, Jensen & Company concluded would materially impact the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements; or (ii) any financial statements issued or to be issued subsequent to the most recent audit report. The Company provided its former auditors, Jones, Jensen & Company with a copy of the foregoing disclosures. The Company has filed a letter from the former auditors concurring with the foregoing statements as an exhibit to this report on Form 10-QSB.

     Neither the Company nor anyone acting on its behalf consulted Hansen Barnett & Maxwell prior to its appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other accounting advice that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. The Company requested that Hansen Barnett & Maxwell review the foregoing disclosure and provided it with an opportunity to furnish the Company with a letter containing any new information, clarification of its views, or respects in which it disagreed with the Company's disclosure. Hansen Barnett & Maxwell indicated that it was unnecessary to provide such a letter.

     The Company and its current auditors have not disagreed on any items of accounting treatment or financial disclosure.


                           PART II - OTHER INFORMATION

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number               Title of Document
-------     ---------     -----------------------------------
  1            16         Letter from Jones, Jensen & Company


Reports on Form 8-K

     During the quarter ended March 31, 2000, the Company filed a current report on Form 8-K dated February 3, 2000, reporting the changes in control and management of the Company.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CHAPEAU, INC.

Dated:  May 12, 2000                            By   /s/ Andrew C. Bebbington
                                                  Andrew C. Bebbington,
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)