Form 10-Q/A
period 2000-03-31
CHAPEAU INC
filed 2000-09-28
CIK 783211

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB/A

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ____________
              Commission File Number   033-01289-D
                                       -----------

                                Chapeau, Inc.
     --------------------------------------------------------------
     (Exact name of small business issuer as specified in  charter)

                  Utah                            87-0431831
    -------------------------------          --------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

      50 West Broadway, Suite 501
          Salt Lake City, Utah                      84101
----------------------------------------     --------------------
(Address of principal executive offices)          (Zip Code)

                             (801) 323-0329
            ------------------------------------------------
            (Issuer's Telephone number, including area code)

                                  N/A
            ------------------------------------------------
            (Former name, former address, and former fiscal
                  year, if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No
                         --------           ---------

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

                     Yes      X          No
                         ---------          --------

              APPLICABLE ONLY TO CORPORATE ISSUERS

      As of May 11, 2000, the Issuer had 8,500,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                     Yes      X          No
                         --------           --------

                             PART I
                      FINANCIAL INFORMATION



                  ITEM 1.  FINANCIAL STATEMENTS


      Chapeau, Inc. (the "Company"), has included the unaudited balance sheet of the Company as of March 31, 2000, and unaudited statements of operations, stockholders' equity (deficit), and cash flows for the period from February 3, 2000 (date of inception of the development stage), to March 31, 2000, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim period presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended June 30, 1999.

                          CHAPEAU, INC.
                  (A Development Stage Company)
                          Balance Sheet
                         March 31, 2000
                           (unaudited)

ASSETS

Current Assets
 Cash and cash equivalents                            $   987,607
                                                      -----------
   Total Current Assets                                   987,607
                                                      -----------
    Total Assets                                      $   987,607
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                     $     4,951
                                                      -----------
   Total Current Liabilities                                4,951
                                                      -----------
Stockholders' Equity
   Preferred   Stock,  $0.001   par   value;
     5,000,000 shares authorized; none issued
     and outstanding                                            -
   Common stock, $0.001 par value; 325,000,000
     shares authorized; 8,500,000 shares issued
     and outstanding                                        8,500
 Additional paid-in capital                             1,238,158
   Deficit  accumulated  prior  to  date  of
    inception of the development stage                   (259,373)
   Deficit accumulated from date of inception
     of the development stage
   (February 3, 2000)                                      (4,629)
                                                      -----------
   Total Stockholders' Equity                             982,656
                                                      -----------
      Total Liabilities and Stockholders'
        Equity                                        $   987,607
                                                      ===========

See the accompanying notes to the condensed financial statements.

                          CHAPEAU, INC.
                  (A Development Stage Company)
                     Statement of Operations
              For the Period From February 3, 2000
          (Date of Inception of the Development Stage)
                        to March 31, 2000
                           (Unaudited)

General and Administrative Expense                    $     4,629
                                                      -----------
Net Loss                                              $    (4,629)
                                                      ===========
Basic Loss Per Share                                  $         -
                                                      ===========
Weighted-Average Common Shares Outstanding              6,648,035
                                                      ===========


See the accompanying notes to the condensed financial statements.

                               CHAPEAU, INC.
                       (A Development Stage Company)
                Statement of Stockholders' Equity (Deficit)
                   For the Period From February 3, 2000
               (Date of Inception of the Development Stage)
                             to March 31, 2000
                                (Unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                                                      Deficit     From Date
                                                                    Accumulated  of Inception
                                                                      Prior to     of the
                                                                     Inception   Development     Total
                                     Common Stock        Additional    of the       Stage    Stockholders'
                                ------------------------   Paid-In   Development (February 3,   Equity
                                   Shares       Amount     Capital      Stage        2000)     (Deficit)
                                ------------  ----------  ----------  ----------  ----------  ----------
Balance-February 3, 2000
 (Date of Inception of the
  Development Stage)              12,320,049  $   12,320  $  230,451  $ (259,373)    $     -  $  (16,602)

Conversion of related party
  note payable and accrued
  interest into additional
  paid-in capital                          -           -      16,602           -           -      16,602

Cancellation of stock             (7,820,049)     (7,820)      7,820           -           -           -

Common stock issued from
 February 28, to March 13,
 2000, at $0.25 per share
 less offering costs               4,000,000       4,000     983,285           -           -     987,285

Net loss                                   -           -           -           -      (4,629)     (4,629)
                                ------------  ----------  ----------  ----------  ----------  ----------
Balance-March 31, 2000             8,500,000  $    8,500  $1,238,158  $ (259,373) $   (4,629) $  982,656
                                ============  ==========  ==========  ==========  ==========  ==========

     See the accompanying notes to the condensed financial statements.

                          CHAPEAU, INC.
                  (A Development Stage Company)
                     Statement of Cash Flows
              For the Period From February 3, 2000
          (Date of Inception of the Development Stage)
                        to March 31, 2000
                           (Unaudited)

Cash Flows From Operating Activities
   Net loss                                           $   (4,629)
   Adjustments to reconcile net loss to net
    cash from operating activities:
      Changes in assets and liabilities:
       Accounts payable                                    4,951
                                                      ----------
    Net Cash and Cash Equivalents Provided by
      Operating Activities                                   322
                                                      ----------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock              1,000,000
   Stock offering costs                                  (12,715)
                                                      ----------
  Net Cash and Cash Equivalents Provided by
   Financing Activities                                  987,285
                                                      ----------
Net Increase in Cash and Cash Equivalents                987,607

Cash  and Cash Equivalents at February 3, 2000
(Date of Inception of the Development Stage)                   -
                                                      ----------
Cash and Cash Equivalents at March 31, 2000           $  987,607
                                                      ==========
Supplemental Cash Flow Information

Noncash Financing Activities
  Conversion of related party note payable and
   accrued interest into additional paid-in capital   $   16,602
                                                      ==========

See the accompanying notes to the condensed financial statements.

                          CHAPEAU, INC.
                  (A Development State Company)
           Condensed Notes to the Financial Statements


(A)  Basis of Presentation

The accompanying unaudited financial statements of Chapeau, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of March 31, 2000, its results of operations, and its cash flows for the period from February 3, 2000 (date of inception of the development stage), to March 31, 2000. The results of operations for the period from February 3, 2000 (date of inception of the development stage), to March 31, 2000, may not be indicative of the results that may be expected for the period from February 3, 2000 (date of inception of the development stage), to June 30, 2000.

(B)  History and Recent Events

History and Nature of Business -- The Company was organized under the laws of the State of Utah on September 19, 1985. The Company was engaged in the operation of sports clothing stores but was unsuccessful and closed its final store in May 1989. The Company was dormant from May 1989 until February 3, 2000.

Recapitalization -- On February 3, 2000, two principal shareholders of the Company (the "Selling Shareholders") and the Company entered into a Stock Purchase Agreement with a group of investors (the "Purchasers"). Under the terms of the Stock Purchase Agreement, the Selling Shareholders contributed notes payable and accrued interest to the Selling Shareholders totaling $16,602 as capital of the Company with no additional shares being issued, the Purchasers acquired 5,000,000 shares of common stock from the Selling Shareholders by a cash payment of $300,000, or $0.06 per share, and the Selling Shareholders and one of the
Purchasers returned 7,820,049 shares of common stock to the Company for cancellation for no consideration. No stated or unstated rights were given in exchange for the cancellation of the common stock. No gain or loss was recognized in connection with the contribution of the notes payable and accrued interest to capital.

Inception of the Development Stage -- In connection with the recapitalization of the Company, the former board of directors resigned and a new board of directors was appointed from the Purchasers. Howard S. Landa was also appointed as the chief executive officer and Andrew C. Bebbington was appointed as the chief financial officer of the Company. As a result of the Stock Purchase Agreement and the changes in management, the Company was reactivated on February 3, 2000. The development stage activities of the Company include raising capital and seeking investment or merger opportunities.

(C)  Related Party Transactions

Prior to the change in executive management in February 2000, the Company borrowed money from directors or shareholders in order to fund its continued existence. These notes were unsecured, were due on demand, and bore interest at a rate of 8% per annum. On February 3, 2000, notes in the amount of $16,602, including accrued interest, were contributed to additional paid-in capital.

(D)  Stockholders' Equity

In  March  2000,  the  Company completed a private  placement  of
4,000,000  shares of common stock at $0.25 per  share.   The  net
proceeds to the Company, after deducting associated offering costs, were approximately $987,000.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION


Historical and Recent Events

      The Company was organized under the laws of the State of Utah on September 19, 1985, to provide a capital resource fund to be used to participate in business opportunities. The Company completed a public offering of its common stock in March of 1986. Initially, the Company engaged in the operation of sport clothing stores, but was unsuccessful and closed its final store in May 1989. The Company was dormant from May 1989 until February 3, 2000.

     Control and management of the Company changed on February 3, 2000, as reported on the Company's current report on Form 8-K as of that date. On February 3, 2000, two principal shareholders of the Company entered into a Stock Purchase Agreement with a group of investors pursuant to which the following occurred:

          (1) The investors purchased 5,000,000 shares of common stock from the two principal shareholders;

           (2) The two principal shareholders and one investor returned 7,820,049 shares of common stock to the Company for cancellation for no consideration; and

           (3) The two principal shareholders contributed notes payable and accrued interest totaling $16,602 as capital of the Company for no consideration.

      In conjunction with this transaction, the former board of directors resigned and a new board of directors was appointed from the new investor group. As a result of the stock purchase and change in management, the Company was reactivated on February 3, 2000, representing the inception of a new development stage. The development stage activities of the Company include raising capital and seeking investment or merger opportunities.

Plan of Operations

      The Company has no current operations or revenue. The Company has only incidental expenses primarily associated with reactivating the Company and maintaining its corporate status. For the period from February 3, 2000 (date of inception of the development stage), to March 31 2000, the Company's expenses were $4,629, principally consisting of professional fees and travel expenses.

      During the period ended March 31, 2000, the Company completed a private placement of 4,000,000 shares of common stock resulting in net proceeds to the Company of approximately $987,000. The offering was made to provide funding to the Company to permit it to search for a business opportunity and to provide the Company with sufficient capital to potentially make it an attractive merger candidate.

      As of March 31, 2000, the Company had cash of $987,607 and liabilities of $4,951, resulting in working capital of $982,656.

      Management of the Company has evaluated certain investment or merger opportunities and continues to seek such opportunities. Management believes that the current cash balance is sufficient to meet its existing operating commitments and to conduct its investigations of potential investment or merger opportunities. The Company's need for additional capital beyond its current cash balances will depend on the financial condition and capital needs of the potential investment or merger candidate.

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

                   PART II - OTHER INFORMATION



            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

  The following exhibits are included as part of this report:

              SEC
  Exhibit   Reference
  Number     Number      Title of Document
  ------     ------    -----------------------------------
    1          16      Letter from Jones, Jensen & Company

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

                                   CHAPEAU, INC.



Dated:  September 27, 2000        By   /s/  Andrew C. Bebbington
                                     ----------------------------
                                       Andrew  C. Bebbington,
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)