Form 10KSB
period 2000-06-30
CHAPEAU INC
filed 2000-09-28
CIK 783211

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year endedJune 30, 2000

                               OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
               Commission file number 033-01289-D

                         Chapeau, Inc.
         (Name of small business issuer in its charter)

                  Utah                            87-0431831
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

50 West Broadway, Suite 501, Salt Lake City, Utah           84101
   (Address of principal executive offices)               (Zip Code)

Issuer's telephone number        (801) 323-0329

Securities registered under section 12(b) of the Act:

  Title of each class      Name of each exchange on which registered
         None                          None

Securities registered under section 12(g) of the Act:

                              None
                        (Title of class)

     Check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

      Check  mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      State  issuer's revenues for its most recent  fiscal  year:
$20,201.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) There is currently no public trading market for the common stock of the Company on which to base an estimate of the market value of the common equity held by non-affiliates.

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

                     Yes                 No

              APPLICABLE ONLY TO CORPORATE ISSUERS

     As of September 27, 2000, the Issuer had 8,500,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                     Yes                 No

               DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identificationTransitional Small Business Disclosure Format (Check one):

                     Yes                 No

                        TABLE OF CONTENTS



Item Number and Caption                                      Page


PART I

1.   Description of Business                                    3

2.   Description of Properties                                  7

3.   Legal Proceedings                                          7

4.   Submission of Matters to a Vote of Security Holders        7


PART II

5.   Market for Common Equity and Related Stockholder Matters   8

6.   Management's Discussion and Analysis or Plan of Operation  8

7.   Financial Statements                                       9

8.   Changes in and Disagreements With Accountants on
     Accounting and Financial disclosure                        9


PART III

9.   Directors, Executive Officers, Promoters and Control
     Persons                                                   11

10.  Executive Compensation                                    12

11.  Security  Ownership  of  Certain  Beneficial  Owners
     Management and                                            13

12.  Certain Relationships and Related Transactions            14

13.  Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                     15

                             PART I



                ITEM 1.  DESCRIPTION OF BUSINESS


OVERVIEW

      The Company was organized under the laws of the State of Utah on September 19, 1985. The Company completed a public offering of its common stock in March of 1986. Initially, the Company engaged in the operation of sport clothing stores, but was unsuccessful and closed its final store in May 1989. The
Company did not have active operations from May 1989 until February 3, 2000.

      A new board of directors and executive management of the Company was appointed February 3, 2000. In conjunction with the change of management, two former principal shareholders of the Company entered into a Stock Purchase Agreement with a group of investors pursuant to which the following occurred:

           (1) The new investors purchased 5,000,000 shares of common stock from the two former principal shareholders;

           (2)  The two former principal shareholders and one  of
     the  new  investors  agreed to return  7,820,049  shares  of
     common  stock  to  the  Company  for  cancellation  for   no
     consideration; and

           (3) The two former principal shareholders also agreed to contribute notes payable and accrued interest totaling
     $16,602 due to them to the capital of the Company for no consideration.

      In addition, the former board of directors resigned and a new board of directors was appointed from the new investor group. As a result of the stock purchase and change in management, the Company was reactivated on February 3, 2000, representing the inception of a new development stage for financial reporting purposes.

     The Company has no current operations or revenue, other than interest income from its cash and cash equivalents. Through June 30, 2000, the Company had incurred only incidental expenses primarily associated with reactivating the Company, maintaining its corporate status, and investigating potential transactions. The Company anticipates that these expenses may increase in the future as the Company continues to seek to identify third parties with which to enter into a business transaction, expends funds on due diligence investigation of business opportunities, incurs expenses in negotiating and obtaining professional services with respect to potential transactions, and incurs other expenses related to investigating and completing any transaction. It is anticipated that such expenses will exceed the interest income earned by the Company (which is currently the only source of revenue available to the Company), reducing its cash and cash equivalents and, consequently, the funds available to it to complete any potential transaction.

      During the period ended March 31, 2000, the Company completed a private placement of 4,000,000 shares of common stock at a price of $0.25 per share, resulting in net proceeds to the Company of approximately $987,000. The offering was made to provide funding to the Company to permit it to investigate potential business transactions, to provide the Company with sufficient capital to potentially make acquisitions or investments, and to enhance its viability as a merger candidate.

      The board of directors has not limited the search for an acquisition, investment, or the development of operations by the Company to any geographic area or industry. The board will consider potential transactions that may become available to the Company and make decisions to pursue or not pursue such opportunities based on its evaluation of the potential of the transaction to provide increased value to the shareholders of the Company as weighed against the risks and liabilities associated with the specific transaction. In doing so, the directors will of necessity exercise their judgment as to the probability of the occurrence of future events, which may or may not prove to be accurate. There can be no assurance that the Company will be able to identify and negotiate a transaction that will ultimately prove beneficial to the Company and its shareholders.

Employees

      Other than Howard S. Landa, who serves as the chief executive officer of the Company, and Andrew C. Bebbington, who serves as the chief financial officer of the Company, the Company does not currently have any employees. Neither Mr. Landa nor Mr. Bebbington currently receives compensation for the services rendered to the Company.

FORWARD LOOKING STATEMENTS

     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the
Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to the material risks listed below under "Risk Factors" and assumptions made by management. These risks include the ability of the Company to identify and negotiate a transaction to acquire operations that provide the potential for future shareholder value, the ability of the Company to negotiate and complete advantageous investments, the success of the entities in which the Company may invest (over which the Company may have no control), the ability of the Company to attract the necessary additional capital to permit it to take advantage of opportunities with which it is presented, and the ability of the Company to generate sufficient revenue such that it can support its current cost structure. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

RISK FACTORS

     The material risks that management believes are faced by the Company as of the date of this report are set forth below. This discussion of risks is not intended to be exhaustive. If any of these risks occur, or if other risks not currently anticipated or fully appreciated by management of the Company occur, the business and prospects of the Company could be materially adversely affected.

      Difficulty in Identifying Businesses With Which to Enter Into a Transaction. The Company's future success depends to a great extent on the ability of management to identify businesses that can potentially be acquired, or in which an investment can be made, and to successfully negotiate the terms of a transaction favorable to the Company. Shareholders are wholly dependent on the ability of management to identify, evaluate, and negotiate the terms of any transaction. The Company may not control the other entity on completion of any transaction and, consequently, shareholders may be dependent on the abilities and efforts of others in managing and developing the businesses in which the Company has invested.

      Limited Amount of Funds to Invest. The Company has only a limited amount of cash available. This amount may not meet the total funding requirements of any entity with which the Company completes a transaction. Consequently, the Company may be dependent upon that entity or the Company attracting additional capital in order for the transaction to be successful and, ultimately, for the Company to be successful.

      Unspecified Use of Cash and Cash Equivalents. Use of the cash and cash equivalents currently available to the Company is subject to the discretion of management. The Company generally has unlimited discretion to search for, acquire, or participate in a business transaction or investment. Shareholders of the Company will not be given the opportunity to review or evaluate the merits of a transaction before the Company enters into an agreement involving the transaction. In addition, the transaction may be structured in such a way so as to not require the approval of shareholders prior to closing.

      The Company Has No Operating History. The Company has no current operations, revenues from operations, or material assets. The Company faces all of the risks inherent in a new business and those risks specifically inherent in the investigation and acquisition of, or involvement in, a new business. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

      No Assurance of Success or Profitability. There can be no assurance that the Company will be able to negotiate and close a favorable business transaction. In addition, even if the Company becomes engaged in a new business, there can be no assurance that such business will be able to generate sufficient revenues or profits from its operations in order to make the Company profitable.

      Possible Business - Not Identified and Highly Risky. Since the Company has not identified and has no commitments to enter into or acquire a specific business, the Company cannot disclose the risks or hazards of any such business or opportunity. Generally, a shareholder can expect that a potential transaction will present significant risks. The Company's acquisition of or participation in a business will likely be highly illiquid and could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful.

      Dependence on Management and Conflicts of Interest. The Company is heavily dependent upon the skill, talents, and abilities of its management, particularly since the Company's management will be primarily responsible for the decisions concerning which business to acquire or in which the Company will participate. The Company will be dependent upon the business acumen and expertise of such persons and the applicability of their backgrounds to the business decisions required to be made on behalf of the Company. The Company does not have employment agreements with its management, and there is no assurance that persons named herein will manage the Company in the future.

      Management is Not Currently Compensated and Does Not Devote Full Time to the Business of the Company. Management of the Company is not currently compensated and does not devote all of their business time to the affairs of the Company. Management is, and will continue to be, engaged in business activities outside the Company, some of which may be competitive with the goals and plans of the Company. There can be no assurance as to the amount of time that management will devote to the affairs of the Company or any assurance that potential conflicts will be resolved in favor of the Company.

      No Existing Arrangements. The Company has no understanding or arrangement for participation in any specific business transaction, and there is no assurance that the Company will be successful in negotiating or entering into a business transaction.

      Lack of Diversification. The size of the Company makes it unlikely that the Company will be able to commit its funds to the acquisition of or engagement in more than one specific business transaction. The inability of the Company to diversify by investing in more than one business transaction will increase the risk involved. The success or failure of any business transaction in which the Company becomes engaged will have a substantial, if not governing, impact on the Company.

      Lack of Liquidity in Certain Investments. The Company may provide funding to start-up companies that are not publicly held. In such event, it will need to wait until a public market develops in the entities' securities or find another private investor who is willing to accept the risk of lack of liquidity in order to purchase its position in order to recognize any increase in the value of its investment that may occur. There can be no assurance that any entity in which the Company makes an investment will ultimately become publicly held.

      Risk of Regulation. Certain equity positions taken by the Company in the future may be considered "investment securities" under the Investment Company Act of 1940 (the "1940 Act"). Generally, any company that owns investment securities with a value exceeding 40% of its total assets (excluding cash items and government securities) is an "investment company" subject to registration under, and compliance with, the 1940 Act unless a particular exemption or safe harbor applies. The Company does not currently anticipate becoming an investment company, but if its investments in other entities have a value of in excess of 40% of its total non-cash assets, it may be required to register under the 1940 Act. Such registration and the compliance with the requirements of the 1940 Act would be costly and time consuming to the Company.

      Potential for the Issuance of Additional Common Stock. The Company has an authorized capital of 325,000,000 shares of common stock par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The Company has 8,500,000 shares outstanding. The Company's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may dilute the book value of the Company's common stock.



               ITEM 2.  DESCRIPTION OF PROPERTIES


      The administrative offices of the Company are located at 50 West Broadway, Suite 501, Salt Lake City, Utah 84101. The Company shares approximately 1,700 square feet of office space with other business entities. The Company currently pays $1,163 per month for the use of these facilities. The Company does not have a written lease agreement with respect to its offices.



                   ITEM 3.  LEGAL PROCEEDINGS


      The Company is not a party to any pending legal proceedings and is not aware of any threatened proceedings. To the knowledge of management, there are no proceedings pending or threatened against any executive officer or director of the Company, whose position in such proceeding would be adverse to that of the Company.



  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     During the three months ended June 30, 2000, the Company did not hold a shareholders' meeting and did not submit any matter to a vote of the security holders of the Company.

                             PART II



              ITEM 5.  MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS


      There is no public trading market for the common stock or other securities of the Company. The Company currently has approximately 135 shareholders of record of its common stock. The Company has not paid dividends on its common stock in the past and does not currently anticipate that it will do so in the future.

      In March, 2000, the Company completed the sale of 4,000,000 shares of its common stock at an offering price of $0.25 per share, for aggregate net proceeds of approximately $987,000. The Company did not engage an underwriter or offering agent in connection with the issuance, and did not pay commissions to any person. The Company relied on the exemption from registration provided in Rule 506 of Regulation D adopted under the Securities Act of 1933, as amended. Each of the investors in the offering represented that he or she was an "accredited investor" as that term is defined in Regulation D. Each of the investors acknowledged the restricted nature of the stock acquired and represented that they were acquiring the stock for investment without a view to the public distribution of such stock.

      The common stock was sold to directors and individuals with whom the directors had prior business or personal relationships. In connection with the offering, the Company agreed to file a registration statement with the Securities and Exchange Commission to permit the resale of the common stock issued. The Company has not filed this registration statement to date and currently no public trading market exists for its securities.



        ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATION


Plan of Operation

      The Company has no current operations. Through June 30, 2000, the Company had only interest income and incidental expenses primarily associated with reactivating the Company, maintaining its corporate status, and investigating potential investment and merger opportunities. For the period from February 3, 2000 (date of inception of the development stage), to June 30 2000, the Company's expenses were $17,451, principally consisting of professional fees and travel expenses.

      During the quarter ended March 31, 2000, the Company completed a private placement of 4,000,000 shares of common stock resulting in net proceeds to the Company of approximately $987,000. The offering was made to provide funding to the Company to permit it to identify and investigate potential business transactions and to provide the Company with sufficient capital to potentially make it an attractive merger candidate.

      As of June 30, 2000, the Company had current assets of $994,481 and current liabilities of $4,446, resulting in working capital of $990,035.

      Management of the Company has reviewed a limited number of investment or merger opportunities and continues to seek such opportunities. Management believes that the current cash balance is sufficient to meet its existing operating commitments and to conduct its investigations of potential investment or merger opportunities. The Company's need for additional capital beyond its current cash balances will depend on the financial condition and capital needs of the potential investment or merger candidate.



                  ITEM 7.  FINANCIAL STATEMENTS


     The financial statements are set forth immediately following the signature page.



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

      The Company was not advised by Jones, Jensen & Company that internal controls necessary for the Company to develop reliable financial statements did not exist nor that any information had come to its attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management. The Company was not advised by Jones, Jensen & Company of the need to expand significantly the scope of the Company's audit. Jones, Jensen & Company has not advised the Company that any information has come to its attention that Jones, Jensen & Company concluded would materially impact the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements; or (ii) any financial statements issued or to be issued subsequent to the most recent audit report. The Company provided its former auditors, Jones, Jensen & Company with a copy of the foregoing disclosures. Jones, Jensen & Company provided a letter to the Company confirming their concurrence with these disclosures.

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

                            PART III



  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                             PERSONS


     Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                                        Director
                                                        and/or
         Name         Age   Position and Office Held    Executive
                                                        Officer Since
 ------------------   ----  ------------------------    -------------

 Howard S. Landa       52   Chairman of the Board       February 3, 2000

 Terrell W. Smith      52   Director                    February 3, 2000

 Mickey Hale           52   Director                    February 3, 2000

 Andrew C. Bebbington  40   Chief  Financial Officer    February 3, 2000


      A director's regular term is for a period of one year or until his or her successor is duly elected and qualified.

      There is no family relationship among the current directors
and   executive  officers.   The  following  sets   forth   brief
biographical information for each director and executive officer of the Company.

      Howard S. Landa, age 52, was appointed as a director and chairman of the board of the Company on February 3, 2000. Mr. Landa was a founder of Kruse, Landa & Maycock, L.L.C., a legal firm located in Salt Lake City, Utah, in 1978. Mr. Landa spent his professional career through April 1999 specializing in corporate acquisition, taxation, the infusion of new capital, and management advice. Mr. Landa was appointed chairman of the board of Sensar Corporation, a publicly-held company ("SCII") in April 1999. He is also a director of Eagle Lake Incorporated. Mr. Landa continues to serve in those capacities, although it is anticipated he will resign from the board of Sensar Corporation on completion of a currently pending merger. Mr. Landa received his juris doctorate from Hastings College of Law, University of California, in 1973 and an L.L.M. in taxation from New York University in 1974.

     Terrell W. Smith, age 52, was appointed as a director of the Company on February 3, 2000. Since 1990, he has been executive vice president and general counsel for Fairbanks Corp., a privately-held mortgage banking and servicing company located in Salt Lake City, Utah. He holds a Bachelor of Arts in Economics from Stanford (1971) and a juris doctorate from the University of Utah School of Law (1974)

      Mickey Hale, age 52, was appointed as a director of the Company on February 3, 2000. Ms. Hale has been president and chief executive officer of Imperial Development Corporation and related travel services and real estate entities since 1990. Ms. Hale has been a director of Sensar Corporation, a publicly-held company ("SCII") since May of 1999. Ms. Hale was an investment advisor at Shearson Lehman Brothers from 1987-1990 and served in the same capacity at Paine Webber from 1980-1987. Ms. Hale received her Bachelor of Science in Political Science from the University of Utah in 1970.

      Andrew C. Bebbington, age 40, was appointed as chief financial officer of the Company on February 3, 2000. Mr. Bebbington was CEO of Sensar Corporation, a publicly-held corporation ("SCII"), from November 1997 through April 1999 and has served as its chief consultant thereafter. Mr. Bebbington was formerly president of Neslab Instruments, Inc. for a period of six years, as well as serving on the board of directors of Life Sciences International PLC until its purchase by Thermo Electron, Inc., in March 1997. Prior to this position, Mr. Bebbington served as business development director of Life Sciences for a period of four years during which time he was responsible for coordinating Life Sciences' rapid expansion through acquisition. Mr. Bebbington is a graduate of the London School of Economics and is a Chartered Accountant. Mr. Bebbington served in the KPMG consulting practice, specializing in mergers, acquisitions, and other strategic and financial planning activities.



                ITEM 10.  EXECUTIVE COMPENSATION


      The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the chief executive officer of the Company. No other executive officer or employee of the Company received compensation in excess of $100,000 for the periods indicated.

SUMMARY COMPENSATION TABLE

<CAPTION)
                                                            Long Term Compensation
                                                        ------------------------------
                                     Annual Compensation         Awards        Payouts
                               ---------------------------------------------------------------------
        (a)             (b)      (c)   (d)     (e)         (f)          (g)       (h)         (i)
                                              Other                  Securities
                                              Annual    Registered   Underlying             All Other
                                              Compen-      Stock     Options/    LTIP        Compen-
      Name and                 Salary  Bonus  sation(1)   Award(s)     SARs     Payouts      sation
 Principal Position     Year    ($)     ($)       ($)       ($)         (#)        ($)          ($)
-------------------  --------- ------  ------ --------- ----------   ---------- -------     ---------
Howard S. Landa (1)  6/30/2000  $0      $0        $0        $0           0        $0           $0

                     6/30/1999  $0      $0        $0        $0           0        $0           $0
                     6/30/1998  $0      $0        $0        $0           0        $0           $0

Donald McKean (2)    6/30/2000  $0      $0        $0        $0           0        $0           $0
                     6/30/1999  $0      $0        $0        $0           0        $0           $0
                     6/30/1998  $0      $0        $0        $0           0        $0           $0

_________________________
(1) Mr. Landa became the chief executive officer in February, 2000.
(2) Mr. McKean resigned as chief executive officr in February, 2000.

     None of the executive officers of the Company have a written employment agreement. None of the executive officers are currently paid a salary by the Company. The outside directors will be reimbursed for any travel and lodging occurred in attending board meetings. In addition, the Company has agreed to compensate the directors $1,000 for each board meeting. The directors have agreed to waive this obligation until the identification of an appropriate business transaction.

                 ITEM 11.  SECURITY OWNERSHIP OF
            CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 8,500,000 shares of common stock outstanding as of September 27, 2000, and information as to the ownership of the Company's common stock by each of its directors and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                Number of         Percent
             Name               Shares of       of Ownership
                               Common Stock
                                   Held
     ----------------------   -------------     -------------
     Principal Shareholders

     Joe Buzas                  1,000,000           11.8%
     P.O. Box 40178
     Salt  Lake City, Utah
     84110-4108

     Howard S. Landa(1)         1,386,184           16.3%
     50 West Broadway,
     Suite 501
     Salt Lake City, Utah
     84101

     Officers and Directors

     Howard S. Landa   -----------------------See Above----------------------

     Mickey Hale                580,000             6.8%
     50 West Broadway,
     Suite 501
     Salt  Lake City, Utah
     84101

     Terrell W. Smith           355,000             4.2%
     50 West Broadway,
     Suite 501
     Salt Lake City, Utah
     84101

     Andrew C. Bebbington       180,000             2.1%
     50 West Broadway,
     Suite 501
     Salt  Lake City, Utah
     84101

     All Officers and
     Directors as             2,501,184            29.4%
     a Group (4)
_________________________
(1)     Mr.  Landa  has  direct beneficial  ownership  of  95,868
  shares.   The  balance  of  1,290,316  shares  is  owned   both
  directly and indirectly by his spouse and children. Mr. Landa disclaims any direct beneficial interest in those shares.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      During the year ended June 30, 2000, principal shareholders of the Company agreed to cancel 7,820,049 shares of previously outstanding stock. Contemporaneously, two former principal shareholders of the Company agreed to waive the Company's obligation with respect to funds previously advanced to it in the amount of $16,602 and contributed this amount is the capital of the Company.



           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES

      The financial statements, including the index to the financial statements, are included immediately following the signature page to this report.

EXHIBITS

  Exhibit
  Number   Number      Title of Document                Location
  ------   ------  -------------------------    ---------------------------
     1      (3)    Articles of Incorporation    Incorporated by reference(1)

     2      (3)    Bylaws                       Incorporated by reference(1)

     3      (3)    Designation of Rights,       Incorporated by reference(2)
                   Privileges and Preferences
                   of 1997 Series A Convertible
                   Preferred Stock

     4      (4)    Specimen Stock Certificate   Incorporated by reference(1)

     5     (16)    Letter from Jones Jensen &   Incorporated by reference(3)
                   Company

     6     (27)    Financial Data Schedule      This Filing
_________________________
(1) Incorporated by reference from the Company's registration statement on Form S-18 filed with the Commission, SEC File No. 33-1289-D.
(2) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended June 30, 1997.
(3) Incorporated by reference from the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2000.

REPORTS ON FORM 8-K

      During the last quarter of the fiscal year ended June 30, 2000, the Company did not file a report on Form 8-K.

                           SIGNATURES


      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   CHAPEAU, INC.


Dated:  September 27, 2000         By:/s/ Howard S. Landa
                                      --------------------------------
                                      Howard S. Landa, President
                                      (Chief Executive Officer)


                                   By:/s/ Andrew C. Bebbington
                                      ---------------------------------
                                      Andrew C. Bebbington
                                      (Chief Financial Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  September 27, 2000            By:/s/ Howard S. Landa
                                      ---------------------------------
                                      Howard S. Landa, Director



Dated:  September 27, 2000            By:/s/ Terrell W. Smith
                                      ---------------------------------
                                      Terrell W. Smith, Director



Dated:  September 27, 2000            By:/s/ Mickey Hale
                                      ---------------------------------
                                      Mickey Hale, Director



Dated:  September 27, 2000          By:/s/ Andrew C. Bebbington
                                    ------------------------------------
                                    Andrew C. Bebbington, Director

                                CHAPEAU, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                        INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Report of Independent Certified Public Accountants                    F-2

Balance Sheet - June 30, 2000                                         F-3

Statement of Income for the Period from February 3, 2000
  (Date of Inception of the Development Stage) to June 30, 2000       F-4

Statement of Stockholders' Equity (Deficit) for the Period
   from February 3, 2000 (Date of Inception of the Development
   Stage) to June 30, 2000                                            F-5

Statement of Cash Flows for the Period from February 3, 2000
   (Date of Inception of the Development Stage) to June 30, 2000      F-6

Notes to the Financial Statements                                     F-7

      HANSEN, BARNETT & MAXWELL
     A Professional Corporation
    CERTIFIED PUBLIC ACCOUNTANTS

                                                    (801) 532-2200
  MEMBER OF AICPA DIVISION OF FIRMS               Fax (801) 532-7944
            MEMBER OF SECPS                 345 East 300outh, Suite 200
MEMBER OF SUMMIT INTERNATIONAL ASSOCIATES   Salt Lake City, Utah 84111-2693




              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and the Shareholders
Chapeau, Inc.


We have audited the accompanying balance sheet of Chapeau, Inc. (a development stage company) as of June 30, 2000 and the related statements of income, stockholders' equity (deficit) and cash flows for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2000 in conformity with accounting principles generally accepted in the United States.



                                             HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
July 13, 2000

                                CHAPEAU, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                                JUNE 30, 2000


                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $   989,555
     Accrued interest receivable                                  4,926
                                                            -----------

          TOTAL CURRENT ASSETS                                   994,481
                                                            ------------

TOTAL ASSETS                                                $    994,481
                                                            ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities               $      4,446
                                                            ------------
          TOTAL CURRENT LIABILITIES                                4,446
                                                            ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; 5,000,000 shares
       authorized; none issued and outstanding                         -
     Common stock, $0.001 par value; 325,000,000 shares
       authorized; 8,500,000 issued and outstanding                8,500
     Additional paid-in capital                                1,238,158
     Deficit accumulated prior to date of inception
       of the development stage                                 (259,373)
     Retained earnings from date of inception of the
       development stage (February 3, 2000)                        2,750
                                                            ------------

          TOTAL STOCKHOLDERS' EQUITY                             990,035
                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    994,481
                                                            ============

The accompanying notes are an integral part of these financial statements.

                                CHAPEAU, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF INCOME
                     FOR THE PERIOD FROM FEBRUARY 3, 2000
                 (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)
                               TO JUNE 30, 2000



INTEREST INCOME                                        $   20,201

GENERAL AND ADMINISTRATIVE EXPENSE                         17,451
                                                       ----------

NET INCOME                                             $    2,750
                                                       ==========
BASIC INCOME PER SHARE                                 $        -
                                                       ==========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING              7,786,743
                                                       ==========


The accompanying notes are an integral part of these financial statements.

                                 CHAPEAU, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM FEBRUARY 3, 2000
                  (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)
                                TO JUNE 30, 2000


                                                                                               Retained
                                                                                               Earnings
                                                                              Accumulated      From Date
                                                                                Prior to         of the
                                                                               Inception       Develoment        Total
                                              Common Stock      Additional      of the           Stage        Stockholders'
                                        -----------------------   Paid-In     Development      (February 3,      Equity
                                          Shares        Amount    Capital         Stage           2000)         (Deficit)
                                        ----------     --------  -----------    ---------      -----------    ------------
 BALANCE - FEBRUARY 3, 2000
   (DATE OF INCEPTION OF THE
    DEVELOPMENT STAGE)                  12,320,049     $ 12,320  $   230,451    $(259,373)     $         -    $    (16,602)

 Conversion of related party note
      payable and accrued interest
      into additional paid-in capital            -            -       16,602            -                -          16,602

 Cancellation of stock                  (7,820,049)      (7,820)       7,820            -                -               -
 Common stock issued from February
   28, to March 13, 2000 at $0.25 per
   share, less offering costs            4,000,000        4,000      983,285            -                -         987,285

 Net income                                      -            -            -            -            2,750           2,750
                                        ----------     --------  -----------    ---------      -----------    ------------

 BALANCE - JUNE 30, 2000                 8,500,000     $  8,500  $ 1,238,158    $(259,373)     $     2,750    $    990,035
                                        ==========     ========  ===========    ==========     ===========    ============


The accompanying notes are an integral part of these financial statements.

                                      CHAPEAU, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CASH FLOWS
                            FOR THE PERIOD FROM FEBRUARY 3, 2000
                        (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)
                                      TO JUNE 30, 2000


       CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                              $     2,750
         Adjustments to reconcile net income to net cash
            from operating activities:
          Changes in assets and liabilities:
              Accrued interest receivable                             (4,926)
              Accounts payable and accrued liabilities                 4,446
                                                                 -----------

          NET CASH AND CASH EQUIVALENTS PROVIDED BY
             OPERATING ACTIVITIES                                      2,270
                                                                 -----------
       CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                    1,000,000
         Stock offering costs                                        (12,715)
                                                                 -----------
          NET CASH AND CASH EQUIVALENTS PROVIDED BY
             FINANCING ACTIVITIES                                    987,285
                                                                 -----------
       NET INCREASE IN CASH AND CASH EQUIVALENTS                     989,555

       CASH AND CASH EQUIVALENTS AT FEBRUARY 3, 2000
          (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)                     -
                                                                 -----------
       CASH AND CASH EQUIVALENTS AT JUNE 30, 2000                $   989,555
                                                                 ===========
       SUPPLEMENTAL CASH FLOW INFORMATION

         Noncash Financing Activities
          Conversion of related party note payable and accrued
             interest into additional paid-in capital            $    16,602


The accompanying notes are an integral part of these financial statements.

                               CHAPEAU, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO THE FINANCIAL STATEMENTS


     NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
              ACCOUNTING POLICIES

     HISTORY AND NATURE OF BUSINESS - Chapeau, Inc. (the "Company") was organized under the laws of the State of Utah on September 19, 1985. The Company was engaged in the operation of sports clothing stores but was unsuccessful and closed its final store in May 1989. The Company was dormant from May 1989 until February 3, 2000.

     RECAPITALIZATION - On February 3, 2000, two principal shareholders of the Company (the "Selling Shareholders") and the Company entered into a Stock Purchase Agreement with a group of investors (the "Purchasers"). Under the terms of the Stock Purchase Agreement, the Selling Shareholders contributed notes payable and accrued interest to the Selling Shareholders totaling $16,602 as capital of the Company with no additional shares being issued, the Purchasers acquired 5,000,000 shares of common stock from the Selling Shareholders by a cash payment of $300,000, or $0.06 per share, and the Selling Shareholders and one of the Purchasers returned 7,820,049 shares of common stock to the Company for cancellation for no consideration. No stated or unstated rights were given in exchange for the cancellation of the common stock. No gain or loss was recognized in connection with the contribution of the notes payable and accrued interest to capital.

     INCEPTION OF THE DEVELOPMENT STAGE - In connection with the recapitalization of the Company, the former board of directors resigned and a new board of directors was appointed from the Purchasers. Howard S. Landa was also appointed as the chief executive officer and Andrew C. Bebbington was appointed as the chief financial officer of the Company. As a result of the Stock Purchase Agreement and the changes in management, the Company was reactivated on February 3, 2000. The development stage activities of the Company include raising capital and seeking investment or merger opportunities.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reflected in the balance sheet for cash and accounts payable approximate their respective fair values due to the short maturities of these instruments.

     INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

     BASIC INCOME PER SHARE - Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

     CONCENTRATION OF CREDIT RISK - The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents. The Company maintains its cash and cash equivalents at one major financial institution. Cash equivalents are invested through a daily repurchase agreement with the financial institution. The agreement provides for the balance of available funds to be invested in an undivided interest in one or more direct obligations of, or obligations that are fully guaranteed as to principal and interest by, the United States Government, or an agency thereof. These securities are not a deposit and are not insured by the Federal Deposit Insurance Corporation.

     NOTE 2 - RELATED PARTY TRANSACTIONS

     Prior to the change in executive management in February 2000, the Company borrowed money from directors or shareholders in order to fund its continued existence. These notes were unsecured, were due on demand and bore interest at a rate of 8% per annum. On February 3, 2000, notes in the amount of $16,602, including accrued interest, were contributed to additional paid-in capital.

     Commencing May 1, 2000, the Company has rented office space in a leasehold held by the chief executive officer on a month-to-month basis. The monthly rental is $1,163 per month. Rent expense for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2000 was $2,326.

     NOTE 3 - INCOME TAXES

     As of June 30, 2000, the Company has net operating loss carryforwards for tax reporting purposes of approximately $255,000 expiring in various years through 2019. There were no deferred tax assets recorded in the financial statements for net operating loss carryforwards because the likelihood or realization of the related tax benefits cannot be established. Accordingly, a valuation allowance of approximately $87,000 has been recorded to reduce the net deferred tax asset to zero.

     A reconciliation of the amount of tax expense for the period from February 3, 2000 (date of inception of the development stage) to June 30, 2000 that would result from applying the federal statutory rate to pre tax income to the provision for income taxes is as follows:

        Income tax at 34%

                                                  $ 969

        Benefit from operating loss
          carryforwards                            (969)
                                                  -----


                                                  $   -
                                                  =====
     NOTE 4 - STOCKHOLDERS'- EQUITY

     In March 2000, the Company completed a private placement of 4,000,000 shares of common stock at $0.25 per share.
     The net proceeds to the Company, after deducting associated offering costs, were approximately $987,000.