Form 10QSB
period 2000-09-30
CHAPEAU INC
filed 2000-11-14
CIK 783211

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000

                               OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________  to ___________
              Commission File Number   033-01289-D

                         Chapeau, Inc.
     (Exact name of small business issuer as specified in c harter)

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

                     Yes      X          No

              APPLICABLE ONLY TO CORPORATE ISSUERS

      As of November 10, 2000, the Issuer had 8,500,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                     Yes      X          No

                             PART I
                      FINANCIAL INFORMATION



                  ITEM 1.  FINANCIAL STATEMENTS


      Chapeau, Inc. (the "Company"), has included the unaudited balance sheets of the Company as of September 30, 2000, and June 30, 2000 (the end of the Company's most recently completed fiscal year),  and  unaudited  statements of  operations,  stockholders'
equity (deficit), and cash flows for the three months ended September 30, 2000, and the period from February 3, 2000 (date of inception of the development stage), to September 30, 2000, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto for the period from February 3, 2000 (date of inception of the development stage) to June 30, 2000, included in the annual report of the Company on Form 10-KSB.

                          CHAPEAU, INC.
                  (A Development Stage Company)
                    Condensed Balance Sheets
                           (Unaudited)

                                        September 30,   June 30,
                                             2000         2000
                                          ----------    ----------
ASSETS

Current Assets
 Cash and cash equivalents                $  972,540    $  989,555
 Accrued interest receivable                   4,953         4,926
                                          ----------    ----------
   Total Current Assets                      977,493       994,481
                                          ----------    ----------
    Total Assets                          $  977,493    $  994,481
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued
  liabilities                             $    3,222    $    4,446
                                          ----------    ----------
   Total Current Liabilities                   3,222         4,446
                                          ----------    ----------
Stockholders' Equity
   Preferred Stock, $0.001 par value;
    5,000,000 shares authorized; none
    issued and outstanding                        -             -
   Common stock, $0.001 par value;
    325,000,000 shares authorized;
    8,500,000 shares issued and
    outstanding                                8,500         8,500
 Additional paid-in capital                1,238,158     1,238,158
 Deficit accumulated prior to date
  of inception of the development
  stage (February 3, 2000)                  (259,373)     (259,373)
 Retained earnings (deficit) accumulated
  from date of inception of the
  development stage (February 3, 2000)       (13,014)        2,750
                                          ----------    ----------
   Total Stockholders' Equity                974,271       990,035
                                          ----------    ----------
     Total Liabilities and Stockholders'
       Equity                             $  977,493    $  994,481
                                          ==========    ==========

 The accompanying notes are an integral part of these condensed financial statements.

                          CHAPEAU, INC.
                  (A Development Stage Company)
               Condensed Statements of Operations
                           (Unaudited)

                                                     For the period
                                                    from February 3,
                                                     2000 (date of
                                                    inception of the
                                       Three months   development
                                          ended        stage) to
                                       September 30,  September 30,
                                           2000           2000
                                        -----------    -----------

Interest Income                         $    15,267    $    35,468

General and Administrative Expense           31,031         48,482
                                        -----------    -----------
Net Loss                                $   (15,764)   $   (13,014)
                                        ===========    ===========
Basic Loss Per Common Share             $         -    $         -
                                        ===========    ===========
Weighted-Average Common
 Shares Outstanding                       8,500,000      8,060,158
                                        ===========    ===========

 The accompanying notes are an integral part of these condensed financial statements.

                               CHAPEAU, INC.
                       (A Development Stage Company)
          Condensed Statements of Stockholders' Equity (Deficit)
                   For the Period From February 3, 2000
    (Date of Inception of the Development Stage) through June 30, 2000, and for the Three Months Ended September 30, 2000
                                (Unaudited)

                                                                                Retained
                                                                                earnings
                                                                   Deficit      (deficit)
                                                                 accumulated   accumulated
                                                                   prior to    prior to
                                                                   inception   inception
                                                                     of the      of the
                                                                  development  development     Total
                                    Common Stock       Additional    stage        stage     stockholders'
                                ----------------------   paid-in  (February 3, (February 3,   equity
                                  Shares      Amount     capital      2000)       2000)      (deficit)
                                ----------  ----------  ----------  ----------  ----------  ----------
Balance- February 3, 2000
 (Date of Inception of the      12,320,049  $   12,320  $  230,451  $ (259,373) $       -   $  (16,602)

Conversion of related party
 note payable and accrued
 interest into additional
 paid-in capital                        -           -       16,602          -           -       16,602

Cancellation of stock          (7,820,049      (7,820)       7,820          -           -            -

Common stock issued from
  February 28, to March 13,
  2000, at $0.25 per share,
  less offering costs           4,000,000       4,000      983,285          -           -      987,285

Net income                              -           -           -           -        2,750       2,750
                                ----------  ----------  ----------  ----------  ----------  ----------
Balance-June 30, 2000            8,500,000       8,500   1,238,158    (259,373)      2,750     990,035

Net loss                                -           -           -           -      (15,764)    (15,764)
                                ----------  ----------  ----------  ----------  ----------  ----------
Balance-September 30,
 2000                            8,500,000  $    8,500  $1,238,158  $ (259,373) $  (13,014) $  974,271
                                ==========  ==========  ==========  ==========  ==========  ==========

 The accompanying notes are an integral part of these condensed financial statements.

                          CHAPEAU, INC.
                  (A Development Stage Company)
               Condensed Statements of Cash Flows
                           (Unaudited)


                                                             For the period
                                                            from February 3,
                                                             2000 (date of
                                                            inception of the
                                               Three months   development
                                                  ended        stage) to
                                               September 30,  September 30,
                                                   2000           2000
                                                -----------    -----------
Increase (decrease) in cash and cash
 equivalents:
   Cash flows from operating activities
     Net loss                                   $   (15,764)   $   (13,014)
     Adjustments to reconcile net
      loss to net cash used in operating
      activities:
     Changes in assets and liabilities:
       Accrued interest receivable                      (27)        (4,953)
       Accounts payable and accrued liabilities       (1,224)        3,222
                                                ------------   -----------
  Net cash and cash equivalents used in
   operating activities                              (17,015)      (14,745)
                                                ------------   -----------
Cash flows from investing activities                      -             -
                                                ------------   ------------
Cash flows from financing activities
  Proceeds from issuance of common stock                  -       1,000,000
  Stock offering costs                                    -         (12,715)
                                                ------------   ------------
  Net cash and cash equivalents
   provided by financing activities                       -         987,285
                                                ------------   ------------
Net increase (decrease) in cash and
 cash equivalents                                    (17,015)       972,540

Cash and cash equivalents at
 beginning of period                                 989,555             -
                                                ------------   ------------
Cash and cash equivalents at end of period      $    972,540   $    972,540
                                                ============   ============

 The accompanying notes are an integral part of these condensed financial statements.

                          CHAPEAU, INC.
                  (A Development State Company)
             Notes to Condensed Financial Statements


(A)  Basis of Presentation

The accompanying unaudited condensed financial statements of Chapeau, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period from February 3, 2000 (date of inception of the development stage) to June 30, 2000, included in the Company's annual report on Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of September 30, 2000, and its results of operations and its cash flows for the three months ended September 30, 2000, and for the period from February 3, 2000 (date of inception of the development stage), through September 30, 2000. The results of operations for the three months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending June 30, 2001.

(B)  History and Recent Events

History and Nature of business -- The Company was organized under the laws of the State of Utah on September 19, 1985. The Company was engaged in the operation of sports clothing stores but was unsuccessful and closed its final store in May 1989. The Company was dormant from May 1989 until February 3, 2000.

Recapitalization -- On February 3, 2000, two principal shareholders of the Company (the "Selling Shareholders") and the Company entered into a Stock Purchase Agreement with a group of investors (the "Purchasers"). Under the terms of the Stock Purchase Agreement, the Selling Shareholders contributed notes and accrued interest payable to the Selling Shareholders totaling $16,602 as capital of the Company with no additional shares being issued, the Purchasers acquired 5,000,000 shares of common stock from the Selling Shareholders by a cash payment of $300,000, or $0.06 per share, and the Selling Shareholders and one of the
Purchasers returned 7,820,049 shares of common stock to the Company for cancellation for no consideration. No stated or unstated rights were given in exchange for the cancellation of the common stock. No gain or loss was recognized in connection with the contribution of the notes payable and accrued interest to capital.

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

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION


Forward Looking Statements

     This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the
Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to the material risks listed below and based on assumptions made by management. These risks include the ability of the Company to identify and negotiate a transaction to acquire operations or assets that provide the potential for future shareholder value, the ability of the Company to negotiate and complete advantageous investments, the success of the entities in which the Company may invest (over which the Company may have no control), the ability of the Company to attract the necessary additional capital to permit it to take advantage of opportunities with which it is presented, and the ability of the Company to generate sufficient revenue such that it can support the costs associated with the Company, including the investigation of potential transactions. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

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

Plan of Operations

      The Company has no current operations. Through September 30, 2000, the Company had only interest income and incidental expenses primarily associated with reactivating the Company, maintaining its corporate status, and investigating potential investment and merger opportunities. For the three months ended September 30, 2000, and for the period from February 3, 2000 (date of inception of the development stage), to September 30, 2000, the Company's expenses were $31,031 and $48,482, respectively, principally consisting of professional fees and travel expenses.

     During March 2000, the Company completed a private placement of 4,000,000 shares of common stock resulting in net proceeds to the Company of approximately $987,000. The offering was made to provide funding to the Company to permit it to identify and investigate potential business transactions and to provide the Company with sufficient capital to potentially make it an attractive merger candidate.

      As of September 30, 2000, the Company had current assets of $977,493 and current liabilities of $3,222, resulting in working capital of $974,271.

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

                   PART II - OTHER INFORMATION


            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

  The following exhibits are included as part of this report:

                   SEC
      Exhibit   Reference
      Number     Number         Title of Document         Location
      ------    ---------    -----------------------     -----------
        1          27         Financial Data Schedule    This Filing


Reports on Form 8-K

     During the quarter ended September 30, 2000, the Company did not file a report on Form 8-K.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHAPEAU, INC.



Dated:  November 13, 2000          By /s/ Andrew C. Bebbington
                                      ------------------------------------
                                      Andrew  C.  Bebbington,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)