Form 10QSB
period 2000-12-31
CHAPEAU INC
filed 2001-02-20
CIK 783211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                               -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                       Commission File Number 033-01289-D

                                  Chapeau, Inc.
          (Exact name of small business issuer as specified in charter)

                     Utah                                 87-0431831
        ----------------------------------         ----------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

          50 West Broadway, Suite 501
             Salt Lake City, Utah                           84101
   -----------------------------------------         --------------------
   (Address of principal executive offices)               (Zip Code)

                                 (801) 521-5703
               --------------------------------------------------
                (Issuer's Telephone number, including area code)

                                      N/A
                -------------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                 Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of February 13, 2001, the Issuer had 8,500,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

       Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
         Chapeau, Inc. (the "Company"), has included the unaudited balance sheets of the Company as of December 31, 2000, and June 30, 2000 (the end of the Company's most recently completed fiscal year), and unaudited statements of operations for the three and six months ended December 31, 2000, and for the period from February 3, 2000 (date of inception of the development stage) to December 31, 2000, and unaudited statements of stockholders' equity (deficit) and cash flows for the six months ended December 31, 2000, and for the period from February 3, 2000 (date of inception of the development stage) to December 31, 2000, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto for the period from February 3, 2000 (date of inception of the development stage) to June 30, 2000, included in the annual report of the Company on Form 10-KSB.

                                  CHAPEAU, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                       December 31,            June 30,
                                                                           2000                  2000
                                                                     -----------------     -----------------
ASSETS
Current Assets
    Cash and cash equivalents                                            $    776,667          $    989,555
    Note receivable                                                           200,000                     -
    Accrued interest receivable                                                 5,209                 4,926
                                                                         ------------          ------------
       Total Current Assets                                                   981,876               994,481
                                                                         ------------          ------------
         Total Assets                                                    $    981,876          $    994,481
                                                                         ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued liabilities                             $        720                 4,446
                                                                         ------------          ------------
       Total Current Liabilities                                                  720                 4,446
                                                                         ------------          ------------

Stockholders' Equity
    Preferred Stock, $0.001 par value; 5,000,000 shares
      authorized; none issued and outstanding                                       -                     -
    Common stock, $0.001 par value; 325,000,000 shares
      authorized; 8,500,000 shares issued and outstanding                       8,500                 8,500
    Additional paid-in capital                                              1,238,158             1,238,158
    Deficit accumulated prior to date of inception of the
       development stage (February 3, 2000)                                  (259,373)             (259,373)
    Retained earnings (deficit) accumulated from date of
       inception of the development stage (February 3, 2000)                   (6,129)                2,750
                                                                         -------------         ------------
       Total Stockholders' Equity                                             981,156               990,035
                                                                         ------------          ------------
         Total Liabilities and Stockholders' Equity                      $    981,876          $    994,481
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

                                  CHAPEAU, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                     For the Period
                                                                                                      from February
                                                                                                    3, 2000 (date of
                                                                                                    inception of the
                                                           Three Months           Six Months           development
                                                               Ended                Ended               stage) to
                                                           December 31,          December 31,         December 31,
                                                               2000                  2000                 2000
                                                         ------------------    -----------------    ------------------
Interest Income                                            $      15,014         $      30,281        $      50,482

General and Administrative Expense                                 8,129                39,160               56,611
                                                           -------------         -------------        -------------
Net Income (Loss)                                          $       6,885         $      (8,879)       $      (6,129)
                                                           =============         =============        =============
Basic Income (Loss) Per Common Share                                   -                     -
                                                           =============         =============
Weighted-Average Common Shares Outstanding                     8,500,000             8,500,000
                                                           =============         =============

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                                  CHAPEAU, INC.
                          (A Development Stage Company)
             Condensed Statements of Stockholders' Equity (Deficit)
                      For the Period From February 3, 2000
                  (date of inception of the development stage)
                       through June 30, 2000, and for the
                       Six Months Ended December 31, 2000
                                   (Unaudited)
                                                                                                          Retained
                                                                                                          earnings
                                                                                        Deficit          (deficit)
                                                                                   accumulated       accumulated
                                                                                    prior to          from date
                                                                                    inception        of inception
                                                                                     of the             of the
                                                                                   development       development           Total
                                      Common stock               Additional           stage             stage          stockholders'
                              ------------------------------       paid-in        (February 3,       (February 3,         equity
                                 Shares           Amount           capital            2000)             2000)            (deficit)
                              -------------     ------------    --------------    --------------    ---------------    -------------
Balance-February 3, 2000
  (date of inception of the
  development stage)           12,320,049         $ 12,320       $  230,451         $ (259,373)         $     -          $ (16,602)

Conversion of related party
  note payable and accrued
  interest into additional
  paid-in capital                       -                -           16,602                  -                -             16,602

Cancellation of stock          (7,820,049)          (7,820)           7,820                  -                -                  -

Common stock issued from
  February 28, to March 13,
  2000, at $0.25 per share,
  less offering costs           4,000,000            4,000          983,285                  -                -            987,285

Net income                              -                -                -                  -            2,750              2,750
                               ----------         --------       ----------         ----------          -------          ---------
Balance-June 30, 2000           8,500,000            8,500        1,238,158           (259,373)           2,750            990,035

Net loss                                -                -                -                  -           (8,879)            (8,879)
                               ----------         --------       ----------         ----------          -------          ---------
Balance-December 31,
  2000                          8,500,000         $  8,500       $1,238,158         $ (259,373)         $(6,129)         $ 981,156
                               ==========         ========       ==========         ==========          =======          =========

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                                  CHAPEAU, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                   For the Period
                                                                                                  from February 3,
                                                                                                    2000 (date of
                                                                                                  inception of the
                                                                             Six Months              development
                                                                               Ended                  stage) to
                                                                            December 31,            December 31,
                                                                                2000                    2000
                                                                         -------------------     --------------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net loss                                                               $      (8,879)          $      (6,129)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Changes in assets and liabilities:
         Accrued interest receivable                                                 (283)                 (5,209)
         Accounts payable and accrued liabilities                                  (3,726)                    720
                                                                            -------------           -------------
    Net cash and cash equivalents used in operating activities                    (12,888)                (10,618)
                                                                            -------------           -------------

Cash flows from investing activities:
   Issuance of note receivable                                                   (200,000)               (200,000)
                                                                         -----------------       -----------------
    Net cash and cash equivalents used in investing activities                   (200,000)               (200,000)
                                                                         -----------------       -----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                               -               1,000,000
   Stock offering costs                                                                 -                 (12,715)
                                                                            -------------           -------------
    Net cash and cash equivalents provided by financing activities                      -                 987,285
                                                                            -------------           -------------
Net increase (decrease) in cash and cash equivalents                             (212,888)                776,667

Cash and cash equivalents at beginning of period                                  989,555                       -
                                                                            -------------           -------------
Cash and cash equivalents at end of period                                  $     776,667           $     776,667
                                                                            =============           =============

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                                  CHAPEAU, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements

(A)  Basis of Presentation

The accompanying unaudited condensed financial statements of Chapeau, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period from February 3, 2000 (date of inception of the development stage) to June 30, 2000, included in the Company's annual report on Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of December 31, 2000, its results of operations for the three months ended December 31, 2000, and its results of operations and its cash flows for the six months ended December 31, 2000, and for the period from February 3, 2000 (date of inception of the development stage), through December 31, 2000. The results of operations for the three and six months ended December 31, 2000, may not be indicative of the results that may be expected for the year ending June 30, 2001.

(B)  History and Recent Events

History and Nature of business -- The Company was organized under the laws of the State of Utah on September 19, 1985. The Company was engaged in the operation of sports clothing stores but was unsuccessful and closed its final store in May 1989. The Company was dormant from May 1989 until February 3, 2000.

Recapitalization -- On February 3, 2000, two principal shareholders of the Company (the "Selling Shareholders") and the Company entered into a Stock Purchase Agreement with a group of investors (the "Purchasers"). Under the terms of the Stock Purchase Agreement, the Selling Shareholders contributed to the capital of the Company notes and accrued interest payable to the Selling Shareholders totaling $16,602, with no additional shares being issued; the Purchasers acquired 5,000,000 shares of common stock from the Selling Shareholders for a cash payment of $300,000, or $0.06 per share; and the Selling Shareholders and one of the Purchasers returned 7,820,049 shares of common stock to the Company for cancellation for no consideration. No stated or unstated rights were given in exchange for the cancellation of the common stock. No gain or loss was recognized in connection with the contribution of the notes payable and accrued interest to capital.

Inception of the Development Stage -- In connection with the recapitalization of the Company, the former board of directors resigned and a new board of directors was appointed from the group of Purchasers. Howard S. Landa was also appointed as the chief executive officer and Andrew C. Bebbington was appointed as the chief financial officer of the Company. As a result of the Stock Purchase Agreement and the changes in management, the Company was reactivated on February 3, 2000. The development stage activities of the Company include raising capital and seeking investment or merger opportunities.

(C)  Note Receivable

On December 4, 2000, the Company loaned $200,000 to Elagent Corporation, a privately-held company headquartered in Texas. Under the terms of the promissory note, the obligation accrues interest at the rate of 8% per annum, the principal amount of the note and all accrued interest is due April 4, 2001, and the note is guaranteed by an individual. In conjunction with the loan, the Company received a warrant to purchase 75,000 shares of common stock of Elagent at $3.92 per share. If exercised, the shares received on exercise of the warrant would represent approximately 0.3% of the equity ownership of Elagent, on a fully diluted basis. The warrant is exercisable from the earlier of December 4, 2001, or the date that Elagent completes an underwritten public offering of its common stock, and terminates on December 3, 2003. Among other rights, the warrant provides for certain rights for cashless exercise and registration of the underlying common stock. The Company believed that the note was a short-term beneficial use of cash and that the warrant may provide long-term value to the Company. The Company has allocated all of the $200,000 to the carrying value of the note and zero to the warrant. The Company has evaluated collectibility of the note and concluded that it is fully collectible.

(D)  Subsequent Events

On February 1, 2001, the Company entered into a proposed Term Sheet with Specialized Energy Products, Inc. ("Specialized"), a company which intends to engage in the sale of customized engines and control panels for use in co-generation facilities in the 300 kilowatt range. The Term Sheet provides for the acquisition of Specialized in exchange for the initial issuance of 3.5 million shares of the Company's common stock and the potential issuance of an additional 3.0 million shares of the Company's common stock on the achievement of certain benchmarks in the development of Specialized's business. If all of these shares are issued without further dilution, Specialized shareholders would hold approximately 43% of the combined company. During the due diligence phase, the Company has agreed to loan $350,000 to Specialized, to be secured by engines on order. There are a number of conditions precedent to completing the transaction, including the negotiation and execution of a definitive agreement, and there can be no assurance that all of such conditions will be satisfied or that the transaction will be completed.

As part of the execution of the Term Sheet, Howard S. Landa and Mickey Hale resigned their positions as directors and, in Mr. Landa's case, as an officer of the Company. Tom Manz and Guy Archbold have been appointed as directors of the Company to fill the vacancies created by the resignations of Mr. Landa and Ms. Hale. In addition, Mr. Manz became the chairman of the Company and Mr. Archbold became the secretary and treasurer of the Company.

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------
Forward Looking Statements

         This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to material risks and based on assumptions made by management. These risks include the ability of the Company to identify and negotiate a transaction to acquire operations or assets that provide the potential for future shareholder value, the ability of the Company to negotiate and complete advantageous investments, the success of the entities in which the Company may invest (over which the Company may have no control), the ability of Elagent Corporation and others to which the Company may loan funds to meet their obligations under such loans, the ability of the Company to attract the necessary additional capital to permit it to take advantage of opportunities with which it is presented, and the ability of the Company to generate sufficient revenue such that it can support the costs associated with the Company, including the investigation of potential transactions. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company undertakes no obligation to update these forward looking statements.

Historical Events

         The Company was organized under the laws of the State of Utah on September 19, 1985, to provide a capital resource fund to be used to participate in business opportunities. The Company completed a public offering of its common stock in March 1986. Initially, the Company engaged in the operation of sport clothing stores, but was unsuccessful and closed its final store in May 1989. The Company was dormant from May 1989 until February 3, 2000.

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

                  (2) The two principal shareholders and one investor returned 7,820,049 shares of common stock to the Company for cancellation for no consideration; and

                  (3) The two principal shareholders contributed notes payable and accrued interest totaling $16,602 to the capital of the Company for no consideration.

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

Plan of Operations

         Since the change of management control, the Company has completed a private placement of its securities and advanced $200,000 to Elegant Corporation. In addition, the Company has had interest income from its cash and cash equivalents and limited expenses primarily associated with reactivating the Company, maintaining its corporate and public reporting status, and investigating potential investment and merger opportunities. For the three and six months ended December 31, 2000, the Company's expenses were $8,129 and $39,160, respectively. From the date of inception of the development stage, February 3, 2000, through December 31, 2000, the Company's expenses have totaled $56,611. The Company's expenses during this period have principally consisted of professional fees and travel expenses.

         During March 2000, the Company completed a private placement of 4,000,000 shares of its common stock resulting in net proceeds to the Company of approximately $987,000. The offering was made to provide funding to the Company to permit it to identify and investigate potential business transactions and to provide the Company with sufficient capital to potentially make it an attractive merger candidate.

         In December 2000, the Company loaned $200,000 to Elagent Corporation, a privately-held entity engaged in software development. This loan bears interest at 8% per annum and is due, together with accrued interest, April 4, 2001. The loan is personally guaranteed by an individual. In connection with the loan, the Company received warrants to acquire 75,000 shares of common stock of Elegant, representing approximately 0.3% of the equity ownership of Elagent as of December 4, 2000, on a fully diluted basis. The warrants can be exercised for $3.92 a share at any time subsequent to the earlier of December 4, 2001, or when Elagent completes an initial public offering and prior to December 3, 2003. Due to the short-term nature of the loan, the potential value associated with the warrants granted to the Company, and the added security provided by the personal guaranty, management believed that the loan to Elagent was a beneficial use of cash available to the Company.

         As of December 31, 2000, the Company had current assets of $981,876 and current liabilities of $720, resulting in working capital of $981,156.

         On February 1, 2001, the Company entered into a proposed Term Sheet with Specialized Energy Products, Inc. ("Specialized"), a company which intends to engage in the sale of customized engines and control panels for use in co-generation facilities in the 300 kilowatt range. The Term Sheet provides for the acquisition of Specialized in exchange for the initial issuance of 3.5 million shares of the Company's common stock and the potential issuance of an additional 3.0 million shares of the Company's common stock on the achievement of certain benchmarks in the development of Specialized's business. If all of these shares are issued without further dilution, Specialized shareholders would hold approximately 43% of the combined company. During the due diligence phase, the Company has agreed to loan $350,000 to Specialized, to be used to acquire, and to be secured by, engines Specialized has on order. There are a number of conditions precedent to completing the transaction, including the negotiation and execution of a definitive agreement, and there can be no assurance that all of such conditions will be satisfied or that the transaction will be completed.

         As part of the execution of the TermSsheet, Howard S. Landa and Mickey Hale resigned their positions as directors and, in Mr. Landa's case, as an officer of the Company. Tom Manz and Guy Archbold have been appointed as directors of the Company to fill the vacancies created by the resignations of Mr. Landa and Ms. Hale. In addition, Mr. Manz became the chairman of the Company and Mr. Archbold became the secretary and treasurer of the Company. In addition, certain existing shareholders of the Company have agreed to sell an aggregate of 885,000 shares to new investors, including Mr. Manz. There was no relationship between the Company and Specialized, Mr. Manz, or Mr. Archbold prior to the negotiation and execution of the Term Sheet.

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
Exhibits

            SEC
Exhibit  Reference
Number     Number                   Title of Document               Location
-------- ----------  -------------------------------------------- --------------
   1         10      Promissory Note from Elagent Corporation      This Filing
                     to Chapeau, Inc., dated December 4, 2000, in the principal amount of $200,000.00

   2         10      Warrant to Purchase Common Stock of           This Filing
                     Elagent Corporation, dated December 4, 2000,

   3         10      Guaranty of an extension of credit made by    This Filing
                     Chapeau, Inc., to Elagent Corporation

Reports on Form 8-K

         During the quarter ended December 31, 2000, the Company did not file a report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHAPEAU, INC.



Dated:  February 16, 2001             By   /s/ Howard S. Landa
                                        ----------------------
                                        Howard S. Landa, Chairman of the Board
                                        (Chief Executive Officer and Principal
                                        Financial and Accounting Officer)