Form 10QSB
period 2001-03-31
CHAPEAU INC
filed 2001-05-16
CIK 783211

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2001

                               OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
              Commission File Number   033-01289-D

                           Chapeau, Inc.
     (Exact name of small business issuer as specified in charter)

                  Utah                            87-0431831
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

        9661 Comanche Moon Drive
              Reno, Nevada                          89511
(Address of principal executive offices)         (Zip Code)

                         (916) 780-6764
        (Issuer's Telephone number, including area code)

    50 West Broadway, Suite 501, Salt Lake City, Utah  84101
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

                     Yes                 No

              APPLICABLE ONLY TO CORPORATE ISSUERS

      As of May 14, 2001, the Issuer had 12,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                   Yes                 No    X

                             PART I
                      FINANCIAL INFORMATION



                  ITEM 1.  FINANCIAL STATEMENTS

                          CHAPEAU, INC.
                  (A Development Stage Company)
                    Condensed Balance Sheets
                           (Unaudited)

                                                         March 31,  June 30,
                                                          2001         2000
                                                       -----------   --------
ASSETS

Current Assets
 Cash and cash equivalents                               $369,729    $989,555
 Notes receivable                                         517,464           -
 Accrued interest receivable                                9,744       4,926
 Prepaid expenses                                          37,500           -
                                                        ---------    --------
   Total Current Assets                                   934,437     994,481
Deferred acquisition costs                                 23,152           -
                                                        ---------    --------
    Total Assets                                         $957,589    $994,481
                                                        =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts  payable  and  accrued liabilitieS             $30,047    $  4,446
                                                        ---------    --------
   Total Current Liabilities                               30,047       4,446
                                                        ---------    --------
Stockholders' Equity
   Preferred  Stock, $0.001 par value; 5,000,000 shares
    authorized; none issued and outstanding                     -           -
   Common  stock, $0.001 par value; 325,000,000 shares
    authorized; 8,500,000 shares issued and outstanding     8,500       8,500
   Additional paid-in capital                           1,238,158   1,238,158
   Deficit accumulated prior to date of inception of
    the development stage (February 3, 2000)             (259,373)   (259,373)
   Earnings (deficit) accumulated from date of
    inception of the development stage (February 3,
    2000)                                                 (59,743)      2,750)
                                                        ---------   ---------
   Total Stockholders' Equity                             927,542     990,035
                                                        ---------   ---------
    Total Liabilities and Stockholders' Equity           $957,589    $994,481
                                                        =========   =========

The accompanying notes are an integral part of these condensed financial statements.

                          CHAPEAU, INC.
                  (A Development Stage Company)
               Condensed Statements of Operations
                           (Unaudited)

                                         For the                 For the
                                       period from             period from
                                         February                February
                                         3, 2000                  3, 2000
                                         (date of                 (date of
                                         inception                inception
                                           of the                  of the
                               Three     development            development
                               months      stage)   Nine Months    stage)
                               ended      through     ended       through
                              March 31,   March 31,  March 31,    March 31,
                                2000        2000       2001         2001
                             ----------  ----------  ----------  ----------
Interest Income              $   14,105  $        -  $   44,386  $   64,587

General and Administrative
Expense                          67,719       4,629     106,879     124,330
                             ----------  ----------  ----------  ----------
Net Loss                     $  (53,614) $   (4,629) $  (62,493) $  (59,743)
                             ==========  ==========  ==========  ==========
Basic Loss Per Common Share  $    (0.01) $        -  $    (0.01)
                             ==========  ==========  ==========

Weighted-Average Common
Shares Outstanding            8,500,000   6,648,035   8,500,000
                             ==========  ==========  ==========

The accompanying notes are an integral part of these condensed financial statements.

                               CHAPEAU, INC.
                       (A Development Stage Company)
          Condensed Statements of Stockholders' Equity (Deficit)
                   For the Period From February 3, 2000
    (date of inception of the development stage) through June 30, 2000, and for the Nine Months Ended March 31, 2001
                                (Unaudited)

                                                                         Earnings
                                                            Deficit     (deficit)
                                                          Accumulated  accumulated
                                                            prior to    from date
                                                           Inception  of Inception
                                                             of the      of the
                                                          Development  development     Total
                            Common Stock       Additional    Stage        Stage    stockholder's
                        ----------------------   Paid-in  (February 3, (February 3,   equity
                         Shares      Amount      Capital      2000)       2000)     (deficit)
                        ----------  ----------  ----------  ----------  ----------  ----------
Balance- February 3,
2000 (date of
inception of the
development stage)      12,320,049  $  12,320   $  230,451  $ (259,373) $        -  $  (16,602)

Conversion of related
party note payable
and accrued interest
into additional
paid-in capital
February 3, 2000                 -          -       16,602           -           -      16,602

Cancellation of stock -
February 3, 2000        (7,820,049)    (7,820)       7,820           -           -           -

Common stock issued
from February 28,
to March 13, 2000
at $0.25 per share,
less offering costs      4,000,000      4,000      983,285           -           -     987,285

Net income                       -          -            -           -       2,750       2,750
                        ----------  ---------  -----------  ----------  ----------  ----------
Balance-June 30, 2000    8,500,000      8,500    1,238,158    (259,373)      2,750     990,035

Net loss                         -          -            -           -     (62,493)    (62,493)
                        ----------  ---------  -----------  ----------  ----------  ----------
Balance-March
31, 2001                 8,500,000     $8,500  $ 1,238,158  $ (259,373) $  (59,743) $  927,542
                        ==========  =========  ===========  ==========  ==========  ==========

The accompanying notes are an integral part of these condensed financial statements.

                          CHAPEAU, INC.
                  (A Development Stage Company)
               Condensed Statements of Cash Flows
                           (Unaudited)

                                                      For the       For the
                                                    period from    period from
                                                     February 3,   February 3,
                                                   2000 (date of  2000 (date of
                                                     inception     inception
                                                       of the       of the
                                           Nine      development   development
                                           months      stage)         stage)
                                            Ended      through       through
                                           March 31,   March 31,    March 31,
                                             2001        2000         2001
                                           ----------  ----------  ----------
Increase (decrease) in cash and cash
 equivalents:
  Cash flows from operating activities:
    Net loss                               $  (62,493) $   (4,629) $  (59,743)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Changes in assets and liabilities:
         Accrued interest receivable           (4,818)          -      (9,744)
         Prepaid expenses                     (37,500)          -     (37,500)
         Accounts payable and accrued
          liabilities                          25,601       4,951      30,047
                                           ----------  ----------  ----------
  Net cash and cash equivalents used
   in operating activities                    (79,210)        322     (76,940)
                                           ----------              ----------
Cash flows from investing activities:
   Issuance of notes receivable              (517,464)          -    (517,464)
   Increase in deferred acquisition costs     (23,152)          -     (23,152)
                                           ----------  ----------  ----------
  Net cash and cash equivalents used
   in investing activities                   (540,616)          -    (540,616)
                                           ----------  ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock           -   1,000,000   1,000,000
   Stock offering costs                             -     (12,715)    (12,715)
                                           ----------  ----------  ----------
  Net cash and cash equivalents
   provided by financing activities                 -     987,285     987,285
                                           ----------  ----------  ----------
Net increase (decrease) in cash and
 cash equivalents                            (619,826)    987,607     369,729

Cash and cash equivalents at
  beginning of period                         989,555           -           -
                                           ----------  ----------  ----------
Cash and cash equivalents at end of period $  369,729  $  987,607  $  369,729
                                           ==========  ==========  ==========
Non-cash Financing Activites               $        -  $   16,602  $   16,602
                                           ==========  ==========  ==========

The accompanying notes are an integral part of these condensed financial statements.

                          CHAPEAU, INC.
                  (A Development Stage Company)
             Notes to Condensed Financial Statements


(A)  Basis of Presentation

The accompanying unaudited condensed financial statements of Chapeau, Inc. (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period from February 3, 2000 (date of inception of the development stage) to June 30, 2000, included in the Company's annual report on Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position, its results of operations, and its cash flows. The results of operations for the three and nine months ended March 31, 2001, may not be indicative of the results that may be expected for the year ending June 30, 2001.

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

Inception of the Development Stage -- In connection with the recapitalization of the Company, the former board of directors and officers resigned and a new board of directors and new officers were appointed from the group of Purchasers. As a result of the Stock Purchase Agreement and the changes in management, the Company was reactivated on February 3, 2000. The development stage activities of the Company include raising capital and seeking investment or merger opportunities.

In anticipation of the acquisition of Specialized Energy Products, Inc., described in Note D to these condensed financial statements, two of the existing members of the board of directors and all of the officers resigned their positions, and Thomas J. Manz and Guy A. Archbold were appointed as directors of the Company to fill the vacancies created by their resignations. In addition, Mr. Manz became the chairman of the Company and Mr. Archbold became the Company's Chief Executive and Financial Officer.

(C)  Notes Receivable

During the quarter ended March 31, 2001, the Company loaned $317,464 to Specialized Energy Products, Inc. ("SEP"), a privately-help company headquartered in Nevada. Under the terms of the promissory note, the obligation accrues interest at the rate of 12% per annum, the principal amount of the note and all accrued interest are due June 21, 2001, and the note is secured by all SEP inventory and equipment. As described in Note F, the Company and SEP merged subsequent to March 31, 2001.

On December 4, 2000, the Company loaned $200,000 to Elagent Corporation, a privately-held company headquartered in Texas. Under the promissory note's terms, the obligation accrues interest at the rate of 8% per annum, the principal amount of the note and all accrued interest was due April 4, 2001, and the note is guaranteed by an individual. The note and accrued interest were not paid at the due date and the note's maker is in default. The Company has begun the process of collecting on the note and pursuing its guarantor. Settlement discussions have been productive and the Company expects to collect the note and accrued interest in full.

(D)  Employment Agreement

On April 11, 2001, the Board of Directors approved an Employment Agreement effective March 1, 2001, for its Chief Executive and Financial Officer, Guy A. Archbold. The Agreement provides for a term of three (3) years at an annual base salary of $175,000 per year. In the event of termination during the first year of the Agreement other than for cause or voluntary termination, a severance payment equal to the annual base salary shall be paid. After the first year, a severance payment of one-half the annual base salary shall be paid. As additional compensation, the Agreement provides for options to purchase common stock, as follows:

   a. An option to purchase 266,666 shares of common stock, exercisable at $0.50 per share, vested immediately, expiring three years from the date of vesting; and

   b. An option to purchase 533,334 shares of common stock, 50% exercisable at $1.50 per share and the other 50% exercisable at $2.50 per share, vested ratably over three years, expiring three years from the date of vesting.

(E)  Director Stock Options

Between March 1 and April 11, 2001, the Company granted options to purchase shares of common stock of the Company to members of the Board of Directors as follows:

  a. Each of the four members of the Board of Directors received an option to purchase 100,000 shares of common stock, exercisable at $0.50 per share, vested immediately, and expiring three years from the date of vesting, and

  b. Each of the four members of the Board of Directors also received an option to purchase 100,000 shares of common stock, exercisable at $2.00 per share, 50% vested after one year and the other 50% vested after two years, all expiring five years from the date of vesting.

(F)  Subsequent Events

On or about April 11, 2001, the Company's Board of Directors approved a Plan of Reorganization and Agreement in which the Company acquired SEP in exchange for the initial issuance of 3.5 million shares of the Company's common stock and the potential issuance of an additional 3.0 million shares of the Company's common stock on the achievement of certain benchmarks in the development of SEP's business, as follows:

        a. One million shares upon Company's initial receipt of revenues from the sale of its engine product;
        b. One million shares upon the Company realizing gross revenues of not less than $2,000,000 in any fiscal quarter;
        c. One million shares upon the Company realizing gross revenues of not less than $4,000,000 in any fiscal quarter.

SEP is a company which intends to engage in the sale of customized engines and control panels for use in the electrical power supply market. In the event all such shares are issued without further dilution, SEP shareholders will hold approximately 43% of the combined company.

Because there is currently no market for the Company's common stock, the Company will base the value of the 3.5 million shares issued to SEP on a price of $0.15 per share based upon recent sales of the Company's common stock between two shareholders. The issuance of the stock will be valued at $525,000. The 3.0 million shares that are contingently issuable based on the triggering events outlined previously, if issued, will be recorded at the current market value of the Company's common stock on the date the shares become issuable.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION


(A)  Forward Looking Statements

This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the
Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to material risks and based on assumptions made by management. These risks include the viability of the planned market penetration that the Company intends to make as a result of the merger with Specialized Energy Products, Inc., the ability of Elagent Corporation and others to whom the Company may loan funds to meet their obligations under such loans, the ability of the Company to attract any necessary additional capital to permit it to take advantage of opportunities with which it is presented, and the ability of the Company to generate sufficient revenue such that it can support the costs associated with the Company. Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company undertakes no obligation to update these forward looking statements.

(B)  Historical Events

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

Control and management of the Company changed on February 3, 2000, when two principal shareholders of the Company entered into a Stock Purchase Agreement with a group of investors pursuant in which the following activities took place:

(1) The investors purchased 5,000,000 shares of common stock from the two principal shareholders;

(2)  The  two  principal  shareholders and one investor  returned
     7,820,049  shares  of  common  stock  to  the  Company   for
     cancellation for no consideration; and

(3) The two principal shareholders settled notes payable and accrued interest totaling $16,602 as capital of the Company for no consideration.

In conjunction with this transaction, the former board of directors resigned and a new board of directors was appointed from the new investor group. As a result of the stock purchase and change in management, the Company was reactivated on February 3, 2000, representing the inception of a new development stage. The development stage activities of the Company included raising capital and seeking investment or merger opportunities.

(C)  Recent Events

In anticipation of the acquisition of Specialized Energy Products, Inc. ("SEP"), two of the existing members of the Company's Board of Directors and all of the officers resigned their positions and Thomas J. Manz and Guy A. Archbold were appointed as directors of the Company to fill the vacancies created by these resignations. In addition, Mr. Manz became the chairman of the Board and Mr. Archbold became the Chief Executive and Financial Officer of the Company.

On or about April 11, 2001, the Board of Directors of the Company approved a Plan of Reorganization and Agreement pursuant to which the Company acquired SEP in exchange for the initial issuance of
3.5 million shares of the Company's common stock and the potential issuance of an additional 3.0 million shares of the Company's common stock on the achievement of certain benchmarks in the development of SEP's business. In the event all such shares are issued without further dilution, SEP shareholders will hold approximately 43% of the combined company.

The Company intends to develop, assemble, and sell packaged co-generation and power products to market niches in need of reliable controlled distributed power solutions. Combining a digital control system, an emission reformer, and an absorbtion chiller technology system with a state-of-the-art prime mover shall produce what the company belieives to be a unique co-generation power solution to meet current power demands.

The Company shall specialize in standard and custom designed packaged co-generation and power generation systems. Co-generation and power generation systems can be utilized for a wide variety of uses in many niches. The product line may be characterized as "horizontal" because of this widespread appeal. The Company's lead introductory product is a highly evolved and sophisticated power system combining a state-of-the-art natural gas driven engine (prime mover) with leading-edge digital controls. The Company also intends to combine, through licensing or ownership with its prime mover, an emission control system that when mixed with natural gas produces emissions that management believes shall meet the Environmental Protection Agency (EPA) requirement of 2007, and obtain an exclusive license to combine with the prime mover a leading-edge absorption chiller technology.

(D)  Plan of Operations

Since the change of management control in February 2000, the Company has completed a private placement of its securities, loaned $517,464 to SEP and Elegant Corporation, and completed a merger with SEP in April 2001. Moreover, the Company has had interest income from its cash and cash equivalents, and has experienced limited expenses that are primarily associated with reactivating the Company, maintaining its corporate and public reporting status, and investigating potential investment and merger opportunities. For the three and nine months ended March 31, 2001, the Company's expenses were $67,719 and $106,879, respectively. From the date of inception of the development stage, February 3, 2000, through March 31, 2001, the Company's expenses have totaled $124,330. Expenses during this period have principally consisted of professional fees and other administrative expenses.

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

During the quarter ended March 31, 2001, the Company loaned $317,464 to SEP. Under the terms of the promissory note, the obligation accrues interest at the rate of 12% per annum, the principal amount of the note and all accrued interest are due June 21, 2001, and the note is secured by all SEP inventory and equipment. As described in Note F to the Financial Statements, the Company and SEP merged subsequent to March 31, 2001 which effectively converts the note receivable into an intercompany loan.

On December 4, 2000, the Company loaned $200,000 to Elagent Corporation, a privately-held company headquartered in Texas. Under the promissory note's terms, the obligation accrues interest at the rate of 8% per annum, the principal amount of the note and all accrued interest was due April 4, 2001, and the note is guaranteed by a private individual. The note and accrued interest were not paid at the due date and the note's maker is in default. The Company has begun the process of collecting on the note and pursuing its guarantor. Settlement discussions have been productive and the Company expects to collect the note and accrued interest in full.

As of March 31, 2001, the Company had current assets of $934,437 and current liabilities of $30,047, resulting in working capital of $904,390. The Company will need additional sources of funds to meet its working capital requirements. Such capital requirements include inventory buildup, contemplated technology enhancing licensing agreements, and potential strategic acquisitions in power-related companies. Management is currently discussing various financial strategies with investment banking representatives and potential strategic industry partners, although there can be no assurance that the Company will be able to secure such financing on terms favorable to the Company.

                   PART II - OTHER INFORMATION



            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

  The following exhibit is included as part of this report:

          SEC
Exhibit  Reference
Number   Number     Title of Document     Location
------   ---------  -----------------     ------------

  1        10       Employment Agreement   This Filing
                    between Chapeau, Inc.
                    and Guy A. Archbold

Reports on Form 8-K

During the quarter ended March 31, 2001, the Company did not file a report on Form 8-K, although the Company did file a report on Form 8-K dated April 11, 2001 after the end of the reporting quarter.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHAPEAU, INC.



Dated:  May 15, 2001            By   /s/ Guy A. Archbold
                                   ------------------------------------
                                   Guy A. Archbold, Member of the Board
                                   (Chief Executive Officer and Principal
                                   Financial and Accounting Officer)


