Form 10KSB
period 2001-06-30
CHAPEAU INC
filed 2001-10-15
CIK 783211

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549





                              FORM 10-KSB

                              (Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended     June 30, 2001

                                  OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to

                 Commission file number   033-01289-D


                             CHAPEAU, INC.
            (Name of small business issuer in its charter)



               UTAH                               87-0431831
(State or other jurisdiction of                        (I.R.S.
Employer Identification No.)
incorporation or organization)

9525 Windrose Lane, Granite Bay, CA                         95746
(Address of principal executive offices)               (ZIP Code)




             Issuer's telephone number     (916) 780-6764
Securities registered under section 12(b) of the Act:

          Title of each class           Name of each exchange on which
registered
               None                          None

Securities registered under section 12(g) of the Act:

                              None
                           (Title of Class)
      Check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No
     Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
     State issuer's revenues for its most recent fiscal year:    -$0-
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The public trading market for the common stock of the company shows an estimate of the market value of the common equity held by non-affiliates as $0.20 per share (October 8, 2001).

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS
      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                        Yes                 No

                 APPLICABLE ONLY TO CORPORATE ISSUERS
      As of October 8, 2001, the Issuer had 12,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE
      List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the
Securities Act of 1933. The listed documents should be clearly described for identification purposes.

Transitional  Small  Business  Disclosure  Format  (check  one):   Yes
No   X

                           TABLE OF CONTENTS


Item Number and Caption                                               Page

Introduction                                                            3

PART I                                                                  4
   ITEM 1.  DESCRIPTION OF BUSINESS                                     4
     OVERVIEW                                                           4
     FORWARD LOOKING STATEMENTS                                         5
     RISK FACTORS                                                       6
   ITEM 2.  DESCRIPTION OF PROPERTY                                     7
   ITEM 3.  LEGAL PROCEEDINGS                                           8
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8

PART II                                                                 8
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    8
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   9
     Overview                                                           9
     Plan of Operation                                                  9
   ITEM 7.  FINANCIAL STATEMENTS                                       10
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                       10

PART III                                                               11
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS                                                   11
   ITEM 10.  EXECUTIVE COMPENSATION                                    13
     SUMMARY COMPENSATION TABLE                                        13
     AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR AND
     FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES                 14
      Employment Contracts                                             14
      Chief Executive Officer                                          15
      Chief Operating Officer                                          15
      Chief Technology Officer                                         15
      Compensation of Directors                                        15
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT                                               16
      Change in Control Provisions.                                    18
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            19
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                          20
     FINANCIAL STATEMENTS AND SCHEDULES                                20
     EXHIBITS                                                          21
     REPORTS ON FORM 8-K                                               21
 SIGNATURES                                                            22

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

      Control and management of the Company changed on February 3, 2000, and two former principal shareholders of the Company entered into a Stock Purchase Agreement with a group of investors. The new investors purchased 5,000,000 shares of common stock from the two former principal shareholders. The two former principal shareholders and one of the new investors agreed to return 7,820,049 shares of common stock to the Company for cancellation for no consideration. The two former principal shareholders also agreed to contribute notes payable and accrued interest totaling $16,602 due to them to the capital of the Company for no consideration.

     Additionally, the former board of directors resigned and the new investor group appointed a new board of directors. As a result of the stock purchase and change in management, Company operations were reactivated on February 3, 2000, representing the inception of a new development stage for financial reporting purposes. The development stage activities of the Company included raising capital and seeking investment or merger opportunities.

     In February 2001, two of the existing members of the board of directors and all of the officers resigned their positions, and Thomas
J. Manz and Guy A. Archbold were appointed as directors of the Company to fill the vacancies created by their resignations. In addition, Mr. Manz became the Chairman of the Board and Mr. Archbold became the Company's Chief Executive and Financial Officer. See Part (III), Item
(9). Chapeau's principal executive offices were relocated to 9525 Windrose Lane, Granite Bay, California 95746.

     On April 11, 2001, the Company acquired all of the outstanding stock of Specialized Energy Products, Inc. ("Specialized") and Specialized was merged with the Chapeau Nevada, Inc., a wholly owned subsidiary of the Company, to effectively make Specialized a wholly owned subsidiary of the Company. Specialized is a company that sells customized engines and control panels for use in the development, assembly and marketing of packaged co-generation and power generation systems to the electrical power market.

     Specialized was acquired in exchange for the cancellation of a $317,464 note receivable from Specialized, the initial issuance of 3,500,000 shares of common stock and the potential issuance of an additional 3,000,000 shares of common stock on the achievement of certain benchmarks in the development of Specialized's business, according to the following schedule:

(1) 1,000,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

(2) 1,000,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

(3) 1,000,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

     In the event all such shares are issued without further dilution, former Specialized shareholders will hold approximately 43% of the combined company.

      The acquisition has been accounted for as a purchase business combination. Because there was no market for the Company's stock at the date of the acquisition, the value of the 3,500,000 shares has been accounted for at a price of $0.15 per share based on recent sales of common stock between shareholders to equal a total value of $525,000. The 3,000,000 shares that are contingently issuable based on the future events outlined above will be recorded as additional purchase price accounted for as an expense at the current market value of the common stock on the date the shares become issuable.

     The Company now intends to develop, assemble, and sell packaged co-generation and power products to markets in need of reliable controlled distributed power solutions. Combining a digital control system, an emission reformer, and an absorption chiller technology system with a state-of-the-art prime mover will produce what the company believes to be a unique co-generation power solution that meets current power demands.

     The  Company  will  specialize in standard  and  custom  designed
packaged  co-generation  and power generation systems.   Co-generation
and power generation systems can be utilized for a wide variety of uses in many consumer and commercial settings. The Company's lead introductory product is a sophisticated power system combining a state-of-the-art natural gas driven engine ("prime mover") with leading-edge
digital  controls.   The  Company also  intends  to  combine,  through
licensing or ownership of its prime mover, an emission control system that, when mixed with natural gas, produces emissions that management
believes   will  meet  the  Environmental  Protection   Agency   (EPA)
requirement of 2007, and obtain an exclusive license to combine a leading-edge absorption chiller technology with the prime mover.

     As of June 30, 2001, the Company currently had five employees-two at the management level, two in research and development, and one in administration.

FORWARD LOOKING STATEMENTS

      This report and other information made publicly available by the Company from time to time may contain certain forward-looking statements and other information relating to the Company and its business that are based on the beliefs of Company management and assumptions made concerning information then currently available to management. Such statements reflect the views of Company management at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to the material risks listed below under "Risk Factors" and assumptions made by management.

       These risks include the viability of the planned market penetration that the Company intends to make as a result of the
Specialized merger, the repayment ability of Elagent Corporation and others to whom the Company may loan funds to meet their obligations under such loans, the ability of the company to identify and negotiate transactions that provide the potential for future shareholder value, the ability of the Company to attract the necessary additional capital to permit it to take advantage of opportunities with which it is presented, and the ability of the Company to generate sufficient revenue such that it can support its current cost structure. Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward-
looking statements. The Company does not intend to update these forward-looking statements, except as may occur in the regular course of its periodic reporting obligations.

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

      Dependence on Management and Conflicts of Interest. The Company is heavily dependent upon the skill, talents, and abilities of its management. The Company will be dependent upon the business acumen and expertise of such persons and the applicability of their backgrounds to the business decisions required to be made on behalf of the Company.

      Lack of Diversification. The size of the Company makes it unlikely that the Company will be able to commit its funds to more than one specific business or industry at this time. The inability of the Company to diversify by investing in more than one business or industry will increase the risk involved. The success or failure of any business transaction in which the Company becomes engaged will have a substantial, if not governing, impact on the Company.

      Potential for the Issuance of Additional Common Stock. The Company has an authorized capital of 325,000,000 shares of common stock par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The Company has 12,000,000 shares outstanding. The Company's board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may dilute the book value of the Company's common stock.

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

     Unspecified Use of Cash and Cash Equivalents. Use of the cash and cash equivalents currently available to the Company is subject to management's discretion of management. The Company generally has unlimited discretion to search for, acquire, or participate in a business transaction or investment. Shareholders of the Company will not be given the opportunity to review or evaluate the merits of a transaction before the Company enters into an agreement involving the transaction. In addition, the transaction may be structured in such a way so as to not require the approval of shareholders prior to closing.

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

     Furthermore, the overall risk to Company shareholders may increase given Chapeau's current position as a "development stage" entity. The Company's product faces an undefined power consumption market at a unique point in the industry's history. Management has no significant data with which to compare or accurately forecast revenue or cost patterns, and the Company's principal product has only recently passed the prototype stage.

     No   Assurance  of  Success  or  Profitability.   As   with   any
investment, shareholders or potential shareholders face a risk of completely losing their investment. Neither the Company nor its management can assure success or profitability over the short- or long-term.

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


                   ITEM 2.  DESCRIPTION OF PROPERTY


      The administrative offices of the Company are located at 9525 Windrose Lane, Granite Bay, California 95746.

     The Company's Chief Operating Officer rented temporary operating facilities at 508 Island Drive, Reno, NV 89509, from March 1, 2001, to August 31, 2001. This rental arrangement has been continued on a month-to-month basis pending the development of the Company's long-term facilities on Greg Street in Reno, Nevada (see infra).

     The Company has also entered into a five-year lease of commercial property at the following common address: 10 Greg Street, Sparks, NV 89431 USA. The lease term for this address will commence on the later of June 1, 2001, or the date that the landlord is able to deliver possession of the premise to the Company (currently expected to be November 1, 2001). The Company intends to utilize this rental property as a production and design facility. The building situated upon the property represented by the common address is approximately 50,287 square feet, and the duration of the lease is for five years, with two additional five-year options. Upon execution of the lease, the Company placed a security deposit of $15,086, and currently pays rent of $0.30 per square foot for a monthly rent payment equal to its security deposit with the landlord.


                      ITEM 3.  LEGAL PROCEEDINGS


     The Company is not a party to any pending legal proceedings and is not aware of any threatened proceedings. To the knowledge of management, there are no proceedings pending or threatened against any executive officer or director of the Company, whose position in such proceeding would be adverse to that of the Company.

     The Company anticipates that Elagent (see Part (II), Item (6)) will fully satisfy its delinquent obligations to the Company under the December 4, 2000, promissory note without the need for litigation. Nonetheless, the principal and interest were due on April 4, 2001, and the Company is prepared to move forward with litigation if the obligation remains unfulfilled.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     During the three months ending June 30, 2001, the Company did not hold a shareholders' meeting and did not submit any matter to a vote of the security holders of the Company.

                                PART II


                  ITEM 5.  MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS


      The Company currently has approximately 140 shareholders of record of its common stock. The Company has not paid dividends on its common stock in the past and does not currently anticipate that it will do so in the immediate future.

      The Company is publicly traded on the Over-the-Counter Bulletin Board under the symbol "CPEU."

Market Quotations:*

Fiscal Year 1999    High Low            Fiscal Year 2000    High Low
Q1               $0.15      $0.15                Q1              $0.15
$0.15
Q2               $0.15      $0.15                Q2              $0.15
$0.15
Q3               $0.15      $0.15                Q3              $0.15
$0.15
Q4               $0.15      $0.15                Q4              $0.85
$0.15

Show   the   source   of   the   high   and   low   bid   information:
http://www.quicken.com.

*Range of high and low bid information for the Company's common equity for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's shares did not begin actively trading until late April 2001 (FY 2000
Q4).

      The Company is currently obligated to issue securities pursuant to the terms of several promissory notes. See Part (III) Item (12). Moreover, several key members of management and Board members hold significant options to purchase common stock in the Company. See Part
(III) Item (11).


           ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                           PLAN OF OPERATION


Overview

     As discussed elsewhere in this report, managerial control of the Company was transferred to a new board of directors in February 2001. Prior to that time, former management had maintained the Company in good standing and had been seeking an investment or merger opportunity. After the managerial change, the Company acquired Specialized on April 11, 2001. Prior to its acquisition, the Company had loaned Specialized $317,464 and Specialized had commenced the development of a prototype power generation system. Subsequent to its acquisition of Specialized, the Company has continued to the development of this power generation system.

Plan of Operation

     The Company has been in the development stage since February 3, 2000 and has had no sales through June 30, 2001. Prior to the change in managerial control, the expenses of the Company were not significant and were composed of general and administrative expenses principally for travel and professional fees. The Company has incurred general and administrative expenses in the amount of $409,128, and research and development costs of $213,003 for the year ended June 30, 2001 principally since February 2001. General and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services. Research and development expenses principally consist of prototype materials and outside service costs, including $100,000 paid to NRG under a technology development agreement.

     At June 30, 2001, the Company had current assets of $578,080 and current liabilities of $387,532, resulting in working capital of $190,548. Current assets principally include inventories and deposits toward the purchase of inventories in the amount of $333,010. Current assets also include a note receivable from another corporation which was originally issued in the amount of $200,000 and was due April 4, 2001, but is currently in default. The note bears interest at the rate of 8% per annum and is guaranteed by an individual. The debtor has made principal payments of $91,699 through June 30, 2001, and continues to make periodic payments on the note subsequent to yearend. Management of the Company believes that the note will be collected in full, either from the debtor or from the guarantor.

     The Company is currently arranging additional bridge funding to increase operating reserves. Management believes that prior bridge lenders reported herein intend to exercise the common-stock conversion options contained in their promissory notes.

     The Company has finalized development of its principal prototype CHP ("combined heat and power") power-generation product. As of October 15, 2001, Company management members are negotiating binding purchase orders with several public utilities and other energy service companies.

     If and when such purchase orders are secured, the Company expects to significantly increase its staff size.


                     ITEM 7.  FINANCIAL STATEMENTS


      The Company's financial statements as of June 30, 2001, are set forth immediately following the signature page.


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

                                                          Director and/or
      Name             Age  Position and Office Held   Executive Officer Since

Thomas J. Manz         51   Chair, Board of Directors      February 14, 2001
Guy A. Archbold        49   Chief Executive Officer        February 14, 2001
                            Chief Financial Officer
                            Secretary
                            Member, Board of Directors
Gerald H. Dorn         62   President                      April 11, 2001
                            Chief Operating Officer
                            Member, Board of Directors
Robert K. Adams, Sr.   63   Member, Board of Directors     April 11, 2001


      A director's regular term is for a period of one year or until his or her successor is duly elected and qualified.

      There is no family relationship among the current directors  and
executive  officers.   The  following sets  forth  brief  biographical
information for each director and executive officer of the Company.

      Thomas J. Manz, a Director of the Company and Chairman of the Board, has been an owner, director, or managing member of various businesses, primarily involved with real estate development and financial services, for more than twenty years. Mr. Manz has been involved in the construction and development of millions of square feet of real estate, property management and sales. The projects have ranged in size from residential homes to commercial centers over 500,000 square feet. During the course of development he has overseen the selection and implementation of on-site power stations for backup and emergency uses. He also served as an operating officer and founding Director of M. L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a founding Director of Roseville First National Bank from 1990 and Chairman of the Board from 1993 to 2000 until the Bank merged with Western Sierra Bancorp. Mr. Manz has continued as a Director of
Western Sierra Bancorp and is currently the Co-Chairman; he was a founding Director of Pacific Coast Banker's Bank since 1995 and has been the Vice-Chairman since 1999. Mr. Manz holds a Bachelor of Science degree from Iowa State University.

      Guy A. Archbold, the Company's Chief Executive Officer, Chief Financial Officer, Secretary, and a member of the Board, joined the Company in February 2001. He began his career in the mid-1970s with the investment banking firm of Blyth Eastman Dillon & Co., which was subsequently acquired by Paine Webber. While at Paine Webber, Mr. Archbold managed its Boardroom Office in New York City, where he earned the distinction of being the youngest Senior Vice President in the firm. Shortly thereafter, Mr. Archbold became the youngest Divisional Director at Paine Webber, Inc. Mr. Archbold has also held positions as a Senior Vice President in charge of Institutional/Sales/Banking of the West Coast for Donaldson, Lufkin & Jenrette and similar positions as Managing Director for West Coast operations of other regional investment banks. During the past five years, Mr. Archbold has developed-with the former Dean of the Kellogg School of Management at Northwestern University-institutional quantitative analysis investment programs for endowment funds, state and local governmental retirement funds, municipalities, individuals, and brokerage firms. Mr. Archbold has a Bachelor of Arts degree from California State University and has completed advanced management course work at the Kellogg School of Management at Northwestern University, and the Wharton School of Business at the University of Pennsylvania.

     Gerald H. Dorn, the Company's President / Chief Operating Officer and a member of the Board, has a background that includes thirty years
of  mechanical contracting, HVAC and power generation experience.   He
joined the Company through the merger of Specialized Energy Products, Inc., a company focused on designing, assembling and selling packaged CHP systems for both domestic and international customers. Prior to forming Specialized Energy Products in 1999, Mr. Dorn worked as a mechanical engineering consultant within the power generation industry
and  in  a  variety of entrepreneurial ventures that he co-owned.   He
founded  several power generation and energy related  businesses.   In
1980,   Mr.   Dorn  formed  Padre  Mechanical,  Inc.,  a  design/build
mechanical   contracting  company,  specializing  in  commercial   and
industrial projects including a large service and maintenance segment. The firm was profitably sold in 1991. In 1991, he helped form Intelligent Solutions, Inc., a packaged co-generation design company specializing in small (under 120 kw) sized systems assembled under sub-contract agreement with Magnetec. From 1970 to 1980, Mr. Dorn held the position of General Sales Manager in the field of mechanical contracting for several large and small HVAC and plumbing companies in Southern California.

      Robert K Adams, Sr., a Director of the Company, has a background of experience in a diverse variety of business ventures relating mainly to banking and real estate development. His experience includes service as the Chairman and Director of banking institutions within California and Arizona, twenty years as a General Partner and Trustee for one of the top five Anheuser Busch distributors in the nation and twenty-five years as a real estate developer. His real estate development experience includes apartment buildings, condominiums, industrial and office parks, and gold course developments. Mr. Adams holds a Bachelor of Arts degree in Business Administration from Arizona State University.


                   ITEM 10.  EXECUTIVE COMPENSATION


      The table below sets forth the annual and long-term compensation awarded to, earned by, or paid to the executive officers of the
Company. No other executive officer or employee of the Company received compensation in excess of $100,000 for the periods indicated.

                      SUMMARY COMPENSATION TABLE

 Name and     Year   Annual Compensation        Long Term Compensation
 Principal
 Position
                                                Awards       Payouts
                                   Other
                                   Annual                               All
                                   Compen-                              Other
                     Salary Bonus sation(1)                          Compen-
                             ($)   ($)                                sation
                                                                       ($)
                                                   Securities
                                         Restricte Underlying
                                          d Stock   Options/  LTIP
                                          Award(s)    SARs
                                            ($)       (#)    Payouts
                                                               ($)
    (a)       (b)     (c)    (d)   (e)      (f)       (g)      (h)     (i)
Guy A.      6/30/01 $32,000  $0     $0       $0    1,000,000   $0       $0
Archbold(1)
Chief
Executive
Officer /
Chief
Financial
Officer
Gerald H.   6/30/01 $33,333  $0     $0       $0     200,000    $0       $0
Dorn(2)
Chief
Operating
Officer
Howard S.   6/30/01    $0    $0     $0       $0        0       $0       $0
Landa(3)    6/30/00    $0    $0     $0       $0        0       $0       $0
Former
Chief
Executive
Officer
EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         Name         Number of     Percent of  Exercise  Expiration
                      Securities      Total      or Base     Date
                      Underlying   Options/SARs   Price
                     Options/SARs   Granted to   ($/Sh)
                       Granted     Employees in
                                   Fiscal Year

         (a)             (b)           (c)         (d)        (e)
  Guy A. Archbold    1,000,000     52.6%        *         *
  Gerald H. Dorn     200,000       10.5%        **        **

  *    See Note (1) supra.
  **   See Note (2) supra.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

       Name         Shares     Value       Number of       Value of
                   Acquired  Realized     Securities     Unexercised
                      on        ($)       Underlying     In-The-Money
                   Exercise                Unexpired     Options/SARs
                     (#)                Options/SARs at at FY-End ($)
                                          FY-End (#)     Exercisable/
                                         Exercisable/   Unexercisable
                                        Unerxercisable

        (a)          (b)        (c)           (d)            (e)
  Guy A. Archbold  $0        $0         425,926/574,074 $0/$0
  Gerald H. Dorn   0         0          100,00/100,000  $0/$0

Employment Contracts

Chief Executive Officer

     Mr. Archbold became the chief executive and financial officer in February 2001. On March 1, 2001, the Board of Directors approved an employment agreement for Mr. Archbold. The agreement provides for a term of three years at an annual base salary of $175,000 per year. In the event of termination during the first year of the agreement other than for cause or voluntary termination, a severance payment equal to the annual base salary will be paid. After the first year, a severance payment of one-half the annual base salary will be paid. As additional compensation, the Agreement provides for options to purchase common stock as follows: (1) An option to purchase 266,666 shares of common stock, exercisable at $0.50 per share, vested immediately, expiring three years from the date of vesting; and, (2) An option to purchase 533,334 shares of common stock, 50% exercisable at $1.50 per share and the other 50% exercisable at $2.50 per share, vested ratably over three years, expiring three years from the date of vesting.

Chief Operating Officer

      Mr. Dorn became the Company's chief operating officer in April 2001. On April 11, 2001, the Board of Directors approved an Employment Agreement Mr. Dorn. The Agreement provides for a term of three years at an annual base salary of $150,000 per year. In the event of termination during the first year of the Agreement other than for cause or voluntary termination, a severance payment equal to the annual base salary will be paid. After the first year, a severance payment of one-half the annual base salary will be paid.

Chief Technology Officer

     Richard L. "Chuck" Sorter became the Company's chief technology officer in April 2001. On April 11, 2001, the Board of Directors approved an Employment Agreement Mr. Sorter. The Agreement provides for a term of three years at an annual base salary of $90,000 per year. In the event of termination during the first year of the Agreement other than for cause or voluntary termination, a severance payment equal to the annual base salary will be paid. After the first year, a severance payment of one-half the annual base salary will be paid.

Compensation of Directors

Pursuant to Board resolution, each Director is entitled to a consulting fee of $4,000 per month.

     On May 1, 2001, the Company granted options to purchase shares of common stock of the Company to post-merger members of the Board of Directors as follows:

     (1) Each of the four members of the Board of Directors received an option to purchase 100,000 shares of common stock, exercisable at $0.50 per share, vested immediately, and expiring three years from the date of vesting; and,

     (2) Each of the four members of the Board of Directors also received an option to purchase 100,000 shares of common stock, exercisable at $2.00 per share, 50% vested after one year and the other 50% vested after two years, all expiring five years from the date of vesting.

      On May 23, 2001, in recognition of his efforts on the Company's behalf, the Company granted options to purchase shares of common stock of the Company to Thomas J. Manz, a member of the Board of Directors, as follows:

     (1) Thomas J. Manz received an option to purchase 100,000 shares of common stock, exercisable at $0.75 per share, vested monthly over two-year period that commenced in May 2001, expiring May 23, 2004, at 5:00 p.m. New York City time; and,

     (2) Thomas J. Manz also received an option to purchase 200,000 shares of common stock, 50% exercisable at $1.00 per share and 50% exercisable at $1.50 per share, vested monthly over a two-year period that commenced in May 2001, expiring May 23, 2004, at 5:00 p.m. New York City time.


                    ITEM 11.  SECURITY OWNERSHIP OF
               CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 12,000,000 shares of common stock outstanding, and information as to the ownership of the Company's common stock by each of its directors and by the directors and executive officers as a group. Except as otherwise indicated, all shares of owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

 Name and      Number     Percent      Options to       Percent of
Address of       of         of       Acquire Common    Ownership if
Beneficial     Shares    Ownership2      Stock3        All Options
 Owners1         of                                     Exercised4
               Common
               Stock
                Held
Principal
Shareholde
r

Gerald  H.    2,234,750      18.6%         100,000          19.3%
Dorn (3)
294   East
Moana
Lane,    #
B27
Reno,
Nevada
89502

Directors
and
Officers

Thomas  J.     75,000      0.6%          175,000           2.1%
Manz (1)
4210  East
Lane
Sacramento
,
California
95864

Guy     A.      -0-         -0-          500,000           4.0%
Archbold
(2)
9525
Windrose
Lane
Granite
Bay,
California
95746

Gerald  H. Dorn (3)     See Above      See Above                      See Above
Dorn (3)       Above


Robert  K. Adams (4)   376,950      3.1%         100,000          3.9%
Adams (4)
P. O.
Box 1083
Ketchum,
ID 83340

All           2,686,700     22.4%         875,000          27.7%
Officers
and
Directors
as a
Group (4)


Change in Control Provisions.

  Director options include the following language:

One hundred percent (100%) of unvested options shall vest immediately upon the consummation of a Change of Control, as such term is defined in the immediately following sentence. As used in this Option, the term "Change of Control" shall mean (i) any transaction or series of transactions in which any person or group (within the meaning of Rule 13d-5 under the Securities Exchange Act and Sections 13(d) and 14(d) of the Securities Exchange Act) becomes the direct or indirect "beneficial owner" (as defined in Rule 13d-3 under the Securities
Exchange Act), by way of a stock issuance, tender offer, merger, consolidation, other business combination or otherwise, of greater than 50% of the total voting power entitled to vote in the election of directors of Company (including any transaction in which Company becomes a wholly owned or majority owned subsidiary of another corporation), (ii) any merger or consolidation or reorganization in which Company does not survive, (iii) any merger or consolidation in which Company survives, but the shares of Company's Common Stock outstanding immediately prior to such merger or consolidation represent 50% or less of the voting power of Company after such merger or consolidation, and (iv) any transaction in which more than 50% of Company's assets are sold.

If and when the Holder is removed from the Company's Board of Directors, any options held by Holder at such time shall be treated as follows:

(1) In the event of voluntary resignation or removal by the Company for Cause,5 all unvested options shall immediately terminate and be unexercisable and all vested options may be exercised for a period of six-months or, if shorter, the unexpired term of the options;

(2) In the event of termination for any other reason, all unvested options shall vest immediately upon termination and shall remain exercisable for the unexpired term of the options.

(3) Notwithstanding the above, any initial options granted to Holder at the commencement of his service with the Company shall, in the event of termination for reasons other than Cause or voluntary resignation, vest immediately upon termination and shall remain exercisable for the unexpired term of the option. However, restricted stock shall be issued in connection with any such exercise restricting the sale of stock until one year after the date of this Agreement.

     Moreover, Mr. Archbold's employment agreement contains the following language:

[O]ne hundred percent (100%) of unvested options shall vest immediately upon the consummation of a Change of Control, as such term is defined in the immediately following sentence. As used in this Agreement, the term "Change of Control" shall mean (i) any transaction or series of transactions in which any person or group (within the meaning of Rule 13d-5 under the Exchange Act and Sections 13(d) and 14(d) of the Exchange Act) becomes the direct or indirect "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), by way of a stock issuance, tender offer, merger, consolidation, other business combination or otherwise, of greater than 50% of the total voting power entitled to vote in the election of directors of Company (including any transaction in which Company becomes a wholly owned or majority owned subsidiary of another corporation), (ii) any merger or consolidation or reorganization in which Company does not survive,
(iii) any merger or consolidation in which Company survives, but the shares of Company's Common Stock outstanding immediately prior to such merger or consolidation represent 50% or less of the voting power of Company after such merger or consolidation, and (iv) any transaction in which more than 50% of Company's assets are sold.

       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      During the year ended June 30, 2000, principal shareholders of the Company agreed to cancel 7,820,049 shares of previously outstanding stock. Contemporaneously, two former principal shareholders of the Company agreed to waive the Company's obligation with respect to funds previously advanced to it in the amount of $16,602 and contributed this amount as the capital of the Company.

From May 1, 2000, to March 31, 2001, the Company rented office space in a leasehold held by the former chief executive officer on a month-to-month basis. Rent expenses under this arrangement for the year ending June 30, 2001, was $10,138, and for the period from February 3, 2000 (date of the development stage inception) through June 30, 2000, was $2,326.

      In mid-June 2001, the Company borrowed $200,000 in bridge loans from two sets of secured lenders. Each of the two loans provided secured lenders with the following rights:

  (a) General. Beginning on the date hereof, Holder has the right, at Holder's option, at any time, to convert any or all of the Principal Balance (but not any amount that represents Default Interest) in accordance with the provisions of this Section 8, into fully paid and nonassessable shares of Common Stock of the Company (the "Common Stock"). Notwithstanding the foregoing, all amounts converted shall be in denominations of $1,000 or integral multiples thereof. The number of shares of Common Stock into which this Note may be converted shall be determined by dividing the aggregate amount to be converted by the Conversion Price (as defined below) in effect at the time of such conversion. The "Conversion Price" shall be equal to $0.25 (twenty-five cents) per share, subject to adjustment as provided herein.

  (b) Alternative Conversion Option. In lieu of exercising the conversion right set forth in subparagraph (a) above, Holder may, at its option, elect to receive full payment of the Principal Balance in cash at the Maturity Date. In such event, Holder shall have the right, but not the obligation, to receive fully paid and nonassessable shares of Common Stock of the Company in consideration for the forgiveness of any and all Basic and/or Default Interest then due and owing by Company. The number of shares of Common Stock to which Holder shall be entitled shall be equal to one-third (1/3) of the Principal Balance (in U.S. Dollars) of this Note multiplied by one ("1.00"). By way of example, if the Principal Balance at the Maturity Date is $100,000.00, Holder may elect to receive the Principal Balance ($100,000.00) in cash and 33,330 shares of Common Stock of the Company (100,000 x 0.3333 x 1.00 = 33,330).

  (c) Subsequent Events. The Holder has the right, at Holder's option, to convert any or all of the Principal Balance (but not any amount that represents Default Interest), in accordance with the provisions of this Section 8, into fully paid and non-assessable shares of Common Stock of the Company (the "Common Stock") in the event that (i) the Company closes any public offering of the Company's securities registered under the Securities Act of 1933, as amended, that raises gross proceeds to the Company of not less than $10,000,000, or (ii) the occurrence of the Change of Control, merger, consolidation or similar combination of the Company or any of the Company's Subsidiaries, or sale or license of all or substantially all of the Company's or any of the Company's Subsidiaries' assets. The Company shall provide to the Holder prior written notice of such transactions no later than 20 days prior to the consummation of such transaction.

The option prices set forth in the foregoing formulae represent the only form of interest owing by the Company on the above-referenced obligations.



              ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES

      The financial statements, including the index to the financial statements, are included immediately following the signature page to this report.
EXHIBITS

Exhibit      SEC          Title of Documents            Location
Number    Reference
           Number
   1         (3)      Articles of Incorporation    Form S-18
   2         (3)      Bylaws                       Form S-18
   3         (3)      Designation of Rights,       Form 10-KSB
                      Privileges                   (06/30/97)
                      and Preferences of 1997
                      Series A
                      Convertible Preferred
                      Stock
   4         (4)      Specimen Stock               Form S-18
                      Certificate
   5        (16)      Letter from Jones Jensen     Form 10-QSB
                      & Company                    (03/31/00)
   6        (10)      NRG Contract                 Attached hereto.
   7        (10)      Employment Agreements        Attached hereto.
   8        (10)      Option Agreements            Attached hereto.
   9        (10)      Specialized Agreement        Form 8-K
                                                   (04/27/01).
  10        (10)      Bridge Loans/Warrants        Attached hereto.


REPORTS ON FORM 8-K

      During the last quarter of the fiscal year ended June 30, 2001, the Company filed a report on Form 8-K (April 27, 2001), and amended Form 8-K reports on June 25, 2001, and June 26, 2001.

                              SIGNATURES


      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   CHAPEAU, INC.



Dated:  October 15, 2001             By /s/ Guy A. Archbold
                                     -------------------------------
                                     Guy A. Archbold, Director
                                     (Chief Executive Officer)
                                     (Chief  Financial  Officer  and
                                      Secretary)



                                   By
                                   ---------------------------------
                                     Gerald H. Dorn, President
                                     (Chief Operating Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:    October ____, 2001                 By
                                      Thomas J. Manz, Chair, Board  of
Directors



Dated:    October 15, 2001                 By /s/ Guy A. Archbold
                                           ----------------------
                                     Guy A. Archbold, Director



Dated:    October ____, 2001                 By
                                     Gerald H. Dorn, Director



Dated:    October ____, 2001                 By
                                     Robert K. Adams, Sr., Director
_______________________________
(1) Mr. Archbold became the chief executive and financial officer in February 2001. On March 1, 2001, the Board of Directors approved an employment agreement for Mr. Archbold. This salary figure represents Mr. Archbold's compensation paid or accrued for the period from March 1, 2001, to June 30, 2001.
(2) Mr. Dorn became the chief operating officer in April 2001. On April 11, 2001, the Board of Directors approved an Employment Agreement Mr. Dorn. This salary figure represents Mr. Dorn's compensation paid or accrued for the period from April 11, 2001, to June 30, 2001.
(3) Mr. Landa became the chief executive officer in February 2000 and resigned as the chief executive officer in February 2001.
1    To  the  best  of  the Company's knowledge, all  stock  is  owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.
2 The percentages show are based on 12,000,000 shares of Company common stock and are outstanding as of October 8, 2001.
3 Options to acquire common stock represent the amount of options exercisable by the indicated person as of a date sixty days after October 8, 2001.
4 The percentage shown assumes the exercise of all options (exercisable within a date sixty days after October 8, 2001) held solely by that individual and a corresponding increase in the issued and outstanding common stock.
5 The Company shall have the right, without further obligation to Holder other than for compensation previously accrued, to terminate Holder's Board appointment for cause ("Cause") by showing that (i) Holder has materially breached the terms hereof; (ii) Holder, in the reasonable determination of the remaining Board of Directors or shareholders of the Company by majority vote at a duly called meeting of the Board or shareholders (at which Holder shall have a right to be present and represented by legal counsel) and at least ten (10) days prior to which Holder shall have received notice of the alleged basis for such proposed removal, has materially and consistently failed to perform Holder's duties as director, been materially and consistently negligent in the performance of Holder's duties, or has engaged in material willful or gross misconduct in the performance of his duties; or (iii) Holder has otherwise materially committed a breach of fiduciary duty with regard to his duties for the Company, and a majority of the remaining Board or the shareholders makes a factual finding of such at a meeting of the type set forth in (ii) above.