Form 10KSB/A
period 2001-06-30
CHAPEAU INC
filed 2001-10-22
CIK 783211

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB
                            Amendment No. 1

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

Transitional Small Business Disclosure Format (check one):   Yes   No X

                           TABLE OF CONTENTS


Item Number and Caption                                               Page

Introduction                                                            3

PART I                                                                  4
   ITEM 1.  DESCRIPTION OF BUSINESS                                     4
     OVERVIEW                                                           4
     FORWARD LOOKING STATEMENTS                                         5
     RISK FACTORS                                                       6
   ITEM 2.  DESCRIPTION OF PROPERTY                                     7
   ITEM 3.  LEGAL PROCEEDINGS                                           7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8

PART II                                                                 8
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    8
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   8
     Overview                                                           9
     Plan of Operation                                                  9
   ITEM 7.  FINANCIAL STATEMENTS                                        9
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                       10

PART III                                                               10
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS                                                   11
   ITEM 10.  EXECUTIVE COMPENSATION                                    12
     SUMMARY COMPENSATION TABLE                                        12
     AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR AND
      FISCAL YEAR-END OPTION/SAR VALUES                                13
      Employment Contracts                                             14
      Chief Executive Officer                                          14
      Chief Operating Officer                                          14
      Chief Technology Officer                                         14
      Compensation of Directors                                        14
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT                                                         15
      Change in Control Provisions.                                    17
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            18
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                          19
     FINANCIAL STATEMENTS AND SCHEDULES                                19
     EXHIBITS                                                          20
     REPORTS ON FORM 8-K                                               20
 SIGNATURES                                                            21

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

     On April 11, 2001, the Company merged a wholly-owned Nevada subsidiary with Specialized Energy Products, Inc. ("Specialized"), to effectively make Specialized a wholly-owned subsidiary of the Company. Specialized is a company that sells customized engines and control panels for use in the development, assembly and marketing of packaged co-generation and power generation systems to the electrical power market.

     Specialized was acquired in exchange for the cancellation of advances totaling $397,464 plus related accrued interest of $5,348, the initial issuance of 3,500,000 shares of common stock and the potential issuance of an additional 3,000,000 shares of common stock on the achievement of certain benchmarks in the development of Specialized's business, according to the following schedule:

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

      The acquisition has been accounted for as a purchase business combination. Because there was no market for the Company's stock at the date of the acquisition, the value of the 3,500,000 shares has been accounted for at a price of $0.15 per share based on recent sales of common stock between shareholders to equal a total value of $525,000. The 3,000,000 shares that are contingently issuable based on the future events outlined above will be recorded as additional purchase price allocated to in-process research and development and charged to expense at the current market value of the common stock on the date the shares become issuable.

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

       These risks include the viability of the planned market penetration that the Company intends to make as a result of the
Specialized merger, the repayment ability of Elagent Corporation and others to whom the Company may loan funds to meet their obligations under such loans, the ability of the company to identify and negotiate transactions that provide the potential for future shareholder value, the ability of the Company to attract the necessary additional capital to permit it to take advantage of opportunities with which it is presented, and the ability of the Company to generate sufficient revenue such that it can support its current cost structure. Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward-looking statements. The Company does not intend to update these forward-looking statements, except as may occur in the regular course of its periodic reporting obligations.

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

     The Company has also entered into a five-year lease of commercial property at the following common address: 10 Greg Street, Sparks, NV 89431 USA. The lease term for this address will commence on the later of June 1, 2001, or the date that the landlord is able to deliver possession of the premise to the Company (currently expected to be November 1, 2001). The Company intends to utilize this rental property as a production and design facility. The building situated upon the property represented by the common address is approximately 50,287 square feet, and the duration of the lease is for five years, with two additional five-year options. Upon execution of the lease, the Company placed a security deposit of $15,086, and will pay rent of $0.30 per square foot for a monthly rent payment equal to its security deposit with the landlord.


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

     Prior to May 2001, there was no public market for the common stock or other securities of the Company. The Company is currently publicly traded on the Over-the-Counter Bulletin Board under the symbol "CPEU." During the quarter ended June 30, 2001, the high and low closing prices were $0.85 and $0.05, respectively. On October 8, 2001, the closing price for the common stock of the Company was $0.20.

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


           ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                           PLAN OF OPERATION


Overview

     As discussed elsewhere in this report, managerial control of the Company was transferred to a new board of directors in February 2001. Prior to that time, former management had maintained the Company in good standing and had been seeking an investment or merger opportunity. After the managerial change, the Company acquired Specialized on April 11, 2001. Prior to its acquisition, the Company had advanced Specialized $397,464 and Specialized had commenced the development of a prototype power generation system. Subsequent to its acquisition of Specialized, the Company has continued the development of this power generation system.

Operations

     The Company has been in the development stage since February 3, 2000 and has had no sales through June 30, 2001. Prior to the change in managerial control, the expenses of the Company were not significant and were composed of general and administrative expenses principally for travel and professional fees. The Company has incurred general and administrative expenses in the amount of $409,128, and research and development costs of $213,003 for the year ended June 30, 2001, principally since February 2001. General and administrative expenses principally consist of compensation to management and the board of
directors,   legal  fees,  and  consulting  services.    Research   and
development expenses principally consist of prototype materials and outside service costs.

     At June 30, 2001, the Company had current assets of $478,080 and current liabilities of $239,167 resulting in working capital of $238,913. Current assets principally include cash, a note receivable, and inventories and deposits toward the purchase of inventories. The note receivable is from another corporation, was originally issued in the amount of $200,000 and was due April 4, 2001, but is currently in default. The note bears interest at the rate of 8% per annum and is guaranteed by an individual. The debtor has made principal payments of $91,699 through June 30, 2001, and continues to make periodic payments on the note subsequent to year end. Management of the Company believes that the note will be collected in full, either from the debtor or from the guarantor. Inventories and related deposits represent amounts paid towards engines and related generators for the first ten systems to be assembled.

Plans for Research and Development
      The  Company  has  finalized development of a  prototype  of  its
principal Combined Heat and Power ("CHP") generation system.   The  CHP
generation system utilizes a Deutz Model 1015 natural gas reciprocating engine, is fully functional and is in process of receiving UL Listing. The CHP generation system incorporates a three-way catalyst for emission control, which the Company will seek to replace in 2002 with a hydrogen reformer system to be developed by NRG Tech. NRG Tech is an engineering company that has contracted with the Company to develop low emissions gas reactors to be used with the CHP generation system. The Company has contracted with Nextronix Corp. for the development of various digital control systems to be incorporated into the CHP generation system. The Company expects to begin purchasing Nextronix control panels in the first half of 2002.

Dependent on its ability to obtain addition financing, the Company anticipates the development of several different CHP generation systems over the next twelve months, including a Deutz 300kW system and a 325kW system utilizing a Cummins natural gas engine.

Liquidity and Sources of Financing
           The Company is currently negotiating for the sale of its CHP generation systems to several public utilities and other energy service companies. Management anticipates that the Company will be able to partially finance its operations from the proceeds from these sales, if realized. The Company is also is currently arranging additional bridge funding to increase operating reserves. Management believes that prior bridge lenders reported herein intend to exercise the common-stock conversion options contained in their promissory notes. In addition, the Company is seeking to obtain financing from a private placement of its common stock. The Company is reliant upon the success of its efforts to obtain additional financing in order to satisfy its cash requirements pursuant to its plan of operations. There is no assurance that sales or additional financing will be realized.

Plan of Operations
      The Company plans to focus sales and marketing of its CHP generation systems in California initially, with plans to expand distribution to the domestic United States and Mexico. The Company may seek to form strategic partnerships with certain companies engaged in the distribution of Power Generation products utilizing a number of technologies for both domestic and international sales. Such partnership will seek to find opportunities to market and distribute the Company's CHP generation systems through private labeling, and by other means believed to be beneficial to the Company.

        If the Company achieves the financing necessary to pursue its plan of operations for the next 12 months, it is anticipated that the Company shall need to add approximately fifty additional employees during the onset of that period.

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

                               PART III


 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


      Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                                     Director and/or
      Name          Age    Position and Office      Executive Officer
                                  Held                    Since
---------------     ---   --------------------     ------------------
Thomas J. Manz      51    Chair, Board of          February 14, 2001
                          Directors
Guy A. Archbold     49    Chief Executive          February 14, 2001
                          Officer
                          Chief Financial
                          Officer
                          Secretary
                          Member, Board of
                          Directors
Gerald H. Dorn      62    President                April 11, 2001
                          Chief Operating
                          Officer
                          Member, Board of
                          Directors
Robert K. Adams,    63    Member, Board of         April 11, 2001
Sr.                       Directors

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


                      SUMMARY COMPENSATION TABLE

                           Annual Compensation                 Long Term Compensation
                     --------------------------------  ----------------------------------------
                                                               Awards         Payout
                                                       ---------------------- -------
                                               Other
                                               Annual              Securities
                                               Compen- Restricted  Underlying        All Other
                                               sation    Stock      Options/  LTIP    Compen-
    Name and           Year   Salary  Bonus      (1)    Award(s)     SARs    Payouts  sation
Principal Position              ($)    ($)       ($)      ($)         (#)      ($)     ($)
      (a)              (b)      (c)    (d)       (e)      (f)         (g)      (h)     (i)
-----------------------------------------------------------------------------------------------
Guy A. Archbold(1)   6/30/01  $58,333  $0        $0       $0      1,000,000    $0      $0
Chief Executive
Officer / Chief
Financial Officer

Gerald H. Dorn (2)   6/30/01  $33,333  $0        $0       $0       200,000     $0      $0
Chief Operating
Officer

Howard S. Landa (3)  6/30/01     $0    $0        $0       $0         0         $0      $0
Former Chief         6/30/00     $0    $0        $0       $0         0         $0      $0
Executive Officer

                                12
_______________________________
(1) Mr. Archbold became the chief executive and financial officer in February 2001. On March 1, 2001, the Board of Directors approved an employment agreement for Mr. Archbold. This salary figure represents Mr. Archbold's compensation paid or accrued for the period from March 1, 2001, to June 30, 2001.
(2) Mr. Dorn became the chief operating officer in April 2001. On April 11, 2001, the Board of Directors approved an Employment Agreement Mr. Dorn. This salary figure represents Mr. Dorn's compensation paid or accrued for the period from April 11, 2001, to June 30, 2001.
(3) Mr. Landa became the chief executive officer in February 2000 and resigned as the chief executive officer in February 2001.


EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         Name         Number of     Percent of  Exercise  Expiration
                      Securities      Total      or Base     Date
                      Underlying   Options/SARs   Price
                     Options/SARs   Granted to   ($/Sh)
                       Granted     Employees in
                                   Fiscal Year
  ---------------    ------------  ------------  --------  ----------
         (a)             (b)           (c)         (d)        (e)
  Guy A. Archbold    1,000,000        52.6%         *          *
  Gerald H. Dorn       200,000        10.5%         *          *

  *    See Item 10 "Employment Contracts" and see Item 10
       "Compensation of Directors" infra.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

        Name         Shares     Value       Number of       Value of
                    Acquired  Realized     Securities     Unexercised
                       on        ($)       Underlying     In-The-Money
                    Exercise                Unexpired     Options/SARs
                      (#)                Options/SARs at at FY-End ($)
                                           FY-End (#)     Exercisable/
                                          Exercisable/   Unexercisable
                                         Unerxercisable
  ----------------  --------   -------   --------------   ------------
        (a)           (b)        (c)           (d)            (e)
  Guy A. Archbold     $0         $0     425,926/574,074      $0/$0
  Gerald H. Dorn       0          0      100,00/100,000      $0/$0


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

Chief Technology Officer

     Richard L. "Chuck" Sorter became the Company's chief technology officer in April 2001. On April 11, 2001, the Board of Directors approved an Employment Agreement Mr. Sorter. The Agreement provides for a term of three years at an annual base salary of $96,000 per year. In the event of termination during the first year of the Agreement other than for cause or voluntary termination, a severance payment equal to the annual base salary will be paid. After the first year, a severance payment of one-half the annual base salary will be paid.

Compensation of Directors

Pursuant to Board resolution, each Director is entitled to a consulting fee of $4,000 per month.

      On March 1, 2001, the Company granted options to purchase shares of common stock of the Company to post-merger members of the Board of Directors as follows:

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

   Name and         Number of     Percent      Options to        Percent of
  Address of        Shares of       of        Acquire Common    Ownership if
  Beneficial          Common     Ownership2      Stock3           Options
   Owners1          Stock Held                                   Exercised4
---------------     ----------   ----------   --------------   -------------
Principal
Shareholders

Guy A. Archbold         518,000       4.3%          500,000           8.1%
(2)
9525 Windrose
Lane
Granite Bay,
California 95746

Gerald  H. Dorn (3)   2,234,750      18.6%          100,000          19.3%
508 Island Drive
Reno, NV 89509

Directors and
Officers

Thomas  J. Manz          75,000       0.6%          175,000           2.1%
(1)
4210 East Lane
Sacramento,
California 95864

Guy A. Archbold       See Above     See Above      See Above       See Above
(2)

Gerald  H. Dorn (3)   See Above     See Above      See Above       See Above

Robert  K. Adams        376,950       3.1%          100,000           3.9%
(4)
P.O. Box 1083
Ketchum, ID
83340

All Officers and      3,204,700      26.6%          875,000          31.7%
Directors as a
Group (4)

                                16

-----------------------------
1    To  the  best  of  the  Company's knowledge, all  stock  is  owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.
2 The percentages show are based on 12,000,000 shares of Company common stock and are outstanding as of October 8, 2001.
3 Options to acquire common stock represent the amount of options exercisable by the indicated person as of a date sixty days after October 8, 2001.
4    The   percentage  shown  assumes  the  exercise  of  all   options
     (exercisable within a date sixty days after October 8, 2001) held solely by that individual and a corresponding increase in the issued and outstanding common stock.
5 The Company shall have the right, without further obligation to Holder other than for compensation previously accrued, to terminate Holder's Board appointment for cause ("Cause") by showing that (i) Holder has materially breached the terms hereof; (ii) Holder, in the reasonable determination of the remaining Board of Directors or shareholders of the Company by majority vote at a duly called meeting of the Board or shareholders (at which Holder shall have a right to be present and represented by legal counsel) and at least ten (10) days prior to which Holder shall have received notice of the alleged basis for such proposed removal, has materially and consistently failed to perform Holder's duties as director, been materially and consistently negligent in the performance of Holder's duties, or has engaged in material willful or gross misconduct in the performance of his duties; or (iii) Holder has otherwise materially committed a breach of fiduciary duty with regard to his duties for the Company, and a majority of the remaining Board or the shareholders makes a factual finding of such at a meeting of the type set forth in (ii) above.


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

      In mid-June 2001, the Company borrowed $200,000 in bridge loans from three secured lenders, of which $100,000 was received from two individuals that are related by marriage to the Chairman of the Board of Directors. Each of the two loans provided secured lenders with the following rights:

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

EXHIBITS

Exhibit      SEC          Title of Documents       Location
Number    Reference
           Number
   1         (3)      Articles of Incorporation    Form S-18
   2         (3)      Bylaws                       Form S-18
   3         (3)      Designation of Rights,       Form 10-KSB
                      Privileges                   (06/30/97)
                      and Preferences of 1997
                      Series A
                      Convertible Preferred
                      Stock
   4         (4)      Specimen Stock Certificate   Form S-18
   5        (16)      Letter from Jones Jensen &   Form 10-QSB
                      Company                      (03/31/00)
   6        (10)      NRG Contract                 Attached hereto.
   7        (10)      Employment Agreements        Attached hereto.
   8        (10)      Option Agreements            Attached hereto.
   9        (10)      Specialized Agreement        Form 8-K
                                                   (04/27/01).
  10        (10)      Bridge Loans/Warrants        Attached hereto.


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

                                   CHAPEAU, INC.



Dated:  October 15, 2001             By /s/    Guy A. Archbold
                                     ------------------------------
                                     Guy A. Archbold, Director
                                     (Chief Executive Officer)
                                     (Chief Financial Officer and Secretary)



                                     By  /s/    Gerald H. Dorn
                                     ------------------------------
                                     Gerald H. Dorn, President
                                     (Chief Operating Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  October 15, 2001             By /s/   Thomas J. Manz
                                     -----------------------------
                                     Thomas J. Manz, Chair, Board
                                      of Directors



Dated:  October 15, 2001             By  /s/  Guy A. Archbold
                                     -----------------------------
                                     Guy A. Archbold, Director



Dated:  October 15, 2001             By  /s/   Gerald H. Dorn
                                     -----------------------------
                                     Gerald H. Dorn, Director



                               CHAPEAU, INC.
                    dba BLUEPOINT ENERGY PRODUCTS, INC.
                       (A Development Stage Company)



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Page

     Report of Independent Certified Public Accountants           F-2

     Consolidated Balance Sheets - June 30, 2001 and 2000         F-3

     Consolidated Statements of Operations for the Year Ended
      June 30, 2001 and for the Periods from  February 3, 2000
      (Date of Inception of the Development Stage) through
      June 30, 2000 and 2001                                      F-4

     Consolidated Statements of Stockholders' Equity (Deficit)
      for the Period from February 3, 2000  (Date of Inception
      of the Development Stage) through June 30, 2000 and for
      the Year Ended  June 30, 2001                               F-5

     Consolidated Statements of Cash Flows for the Year Ended
      June 30, 2001and for the Periods from  February 3, 2000
      (Date of Inception of the Development Stage) through
      June 30, 2000 and 2001                                      F-6

     Notes to Consolidated Financial Statements                   F-7




HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                    (801) 532-2200
Member of AICPA Division of Firms                  Fax (801) 532-7944
      Member of SECPS                         345 East 300 South, Suite 200
Member of Summit International Associates    Salt Lake City, Utah 84111-2693


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
Chapeau, Inc.

We have audited the accompanying consolidated balance sheets of Chapeau, Inc. and subsidiary (a development stage company) as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2001, for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2000 and for the cumulative period from February 3, 2000 through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. and subsidiary as of June 30, 2001 and 2000 and the results of their operations and their cash flows for the year ended June 30, 2001, for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2000 and for the cumulative period from February 3, 2000 through June 30, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company is in the development stage, has not generated any revenues, and during the year ended June 30, 2001, incurred a loss from operations and had negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
October 15, 2001

                       CHAPEAU, INC. AND SUBSIDIARY
                    dba BLUEPOINT ENERGY PRODUCTS, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                                ----------------------
                                                   2001       2000
                                                ----------  ----------
                                  ASSETS
Current Assets
   Cash and cash equivalents                    $  108,610  $  989,555
   Note receivable                                 108,301           -
   Inventories and related deposits                233,010           -
   Other current assets                             28,159       4,926
                                                ----------  ----------
      Total Current Assets                         478,080     994,481

Property and Equipment, net of accumulated
 depreciation                                        8,008           -

Intangible Assets, net of accumulated
 amortization                                      445,327           -

Other Assets                                        21,567           -
                                                ----------  ----------
Total Assets                                    $  952,982  $  994,481
                                                ==========  ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                             $  121,680  $    4,346
   Accrued liabilities                              65,852         100
   Convertible promissory notes, less
    unamortized discount                            51,635           -
                                                ----------  ----------
      Total Current Liabilities                    239,167       4,446
                                                ----------  ----------
Commitments

Stockholders' Equity
   Preferred stock - $0.001 par value;
    5,000,000 shares authorized; none issued
    or outstanding                                       -           -
   Common stock - $0.001 par value;
    325,000,000 shares authorized; 12,000,000
    shares and 8,500,000 shares issued and
    outstanding at June 30, 2001 and 2000,
    respectively                                    12,000       8,500
   Additional paid-in capital                    1,959,658   1,238,158
   Deficit accumulated prior to inception
    of the development stage                      (259,373)   (259,373)
   Deficit accumulated during the
    development stage                             (998,470)      2,750
                                                ----------  ----------
      Total Stockholders' Equity                   713,815     990,035
                                                ----------  ----------
Total Liabilities and Stockholders' Equity      $  952,982  $  994,481
                                                ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       CHAPEAU, INC. AND SUBSIDIARY
                    dba BLUEPOINT ENERGY PRODUCTS, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Periods
                                                      from February 3, 2000
                                            For the     (Date of Inception
                                             Year       of the Development
                                             Ended       Stage to June 30,
                                            June 30,   ----------------------
                                              2001       2000         2001
                                          -----------  ----------  ----------
General and administrative expense        $   409,128  $   17,451  $  426,579

Research and development expense              213,003           -     213,003

In-process research and development
 acquired                                     376,624           -     376,624
                                          -----------  ----------  ----------
Loss from operations                         (998,755)    (17,451) (1,016,206)

Interest income                                49,170      20,201      69,371

Interest expense from amortization of
 discount on convertible promissory
 notes                                        (51,635)          -     (51,635)
                                          -----------  ----------  ----------
Net Income (Loss)                         $(1,001,220) $    2,750  $ (998,470)
                                          ===========  ==========  ==========
Basic and Diluted Income (Loss)
 Per Common Share                         $     (0.11) $     0.00
                                          ===========  ==========
Basic and Diluted Weighted-Average
 Common Shares Outstanding                  9,267,123   7,786,743
                                          ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       CHAPEAU, INC. AND SUBSIDIARY
                    dba BLUEPOINT ENERGY PRODUCTS, INC.
                       (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           Deficit     Deficit
                                                                         Accumulated  Accumulated     Total
                                       Common Stock         Additional  Prior to the  During the   Stockholders'
                                  ------------------------    Paid-In    Development  Development    Equity
                                    Shares       Amount       Capital       Stage        Stage      (Deficit)
                                  -----------  -----------  -----------  -----------  -----------  -----------
Balance - February 3, 2000
  (Date of Inception of the
  Development Stage)               12,320,049  $    12,320  $   230,451  $  (259,373) $         -  $   (16,602)
Conversion of related party note
 payable and accrued interest
 into additional paid-in capital            -            -       16,602            -            -       16,602
Cancellation of stock              (7,820,049)      (7,820)       7,820            -            -            -
Issuance for cash, from February
 28 to March 13, 2000, $0.25 per
 share, less offering costs         4,000,000        4,000      983,285            -            -      987,285
Net income                                  -            -            -            -        2,750        2,750
                                  -----------  -----------  -----------  -----------  -----------  -----------
Balance - June 30, 2000             8,500,000        8,500    1,238,158     (259,373)       2,750      990,035

Shares issued in acquisition of
  Specialized Energy Products,
  Inc., April 11, 2001, $0.15
  per share                         3,500,000        3,500      521,500            -            -      525,000
Issuance of beneficial debt
 conversion feature and warrants            -            -      200,000            -            -      200,000
Net loss                                    -            -            -            -   (1,001,220) (1,0001,220)
                                  -----------  -----------  -----------  -----------  -----------  -----------
Balance - June 30, 2001            12,000,000  $    12,000  $ 1,959,658  $  (259,373) $  (998,470) $   713,815
                                  ===========  ===========  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       CHAPEAU, INC.  AND SUBSIDIARY
                    dba BLUEPOINT ENERGY PRODUCTS, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Periods
                                                      from February 3, 2000
                                           For the      (Date of Inception
                                            Year        of the Development
                                            Ended        Stage to June 30,
                                           June 30,    ----------------------
                                             2001       2000         2001
                                          -----------  ----------  ----------
Cash Flows From Operating Activities
 Net income (loss)                        $(1,001,220) $    2,750  $ (998,470)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
    Write-off of in-process research
     and development acquired                 376,624           -      376,624
    Amortization of discount on
      convertible promissory notes             51,635           -       51,635
    Depreciation and amortization              25,115           -       25,115
    Interest income accrued on advances
     to Specialized                            (5,348)          -       (5,348)
   Changes in assets and liabilities,
    net of effects from acquisition of
    Specialized:
     Inventories and related deposits        (233,010)          -     (233,010)
     Other current assets                     (20,066)     (4,926)     (20,992)
     Other assets                             (21,567)          -      (21,567)
     Accounts payable                         101,583       4,346      105,929
     Accrued liabilities                       58,235         100       58,335
                                          -----------  ----------  -----------
 Net Cash Provided by (Used in)
  Operating Activities                       (668,019)      2,270     (665,749)
                                          -----------  ----------  -----------
Cash Flows From Investing Activities
 Issuance of note receivable                 (200,000)          -     (200,000)
 Collection of note receivable                 91,699           -       91,699
 Advances paid to Specialized prior
  to acquisition                             (397,464)          -     (397,464)
 Cash acquired in acquisition of
 Specialized, net of acquisition
  costs paid                                   97,018           -       97,018
 Purchase of property and equipment            (4,179)          -       (4,179)
                                          -----------  ----------  -----------
 Net Cash Used in Investing Activities       (412,926)          -     (412,926)
                                          -----------  ----------  -----------
Cash Flows From Financing Activities
 Proceeds from issuance of common
  stock, net of offering costs                      -     987,285      987,285
 Proceeds from issuance of
   convertible promissory notes
   and related beneficial
   conversion feature                          70,500           -       70,500
 Proceeds from issuance of warrants
   related to convertible promissory
   notes                                      129,500           -      129,500
                                          -----------  ----------  -----------
 Net Cash Provided by Financing Activities    200,000     987,285    1,187,285
                                          -----------  ----------  -----------
Net Increase (Decrease) in Cash
 and Cash Equivalents                        (880,945)    989,555      108,610

Cash and Cash Equivalents at
 Beginning of Period                          989,555           -            -
                                          -----------  ----------  -----------
Cash and Cash Equivalents at
 End of Period                            $   108,610  $  989,555  $   108,610
                                          ===========  ==========  ===========

Supplemental Schedule of Noncash Investing and Financing Activities - Note 10


The accompanying notes are an integral part of these consolidated financial statements.

                       CHAPEAU, INC. AND SUBSIDIARY
                      (A Development Stage Company)
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
  POLICIES

Organization and Nature of Operations - Chapeau, Inc. (the "Company") was organized under the laws of the State of Utah on September 19, 1985. The Company was engaged in the operation of sports clothing stores but was unsuccessful and closed its final store in May 1989. The Company was dormant from May 1989 until February 3, 2000 when two principal shareholders of the Company (the "Selling Shareholders") and the Company entered into a Stock Purchase Agreement with a group of investors (the "Purchasers").

Under the terms of the Stock Purchase Agreement, the Selling Shareholders converted notes payable and accrued interest totaling $16,602 as capital to the Company with no additional shares being issued, the Purchasers acquired 5,000,000 shares of common stock from the Selling Shareholders by a cash payment of $300,000, or $0.06 per share, and the Selling Shareholders and one of the Purchasers returned 7,820,049 shares of common stock to the Company for cancellation for no consideration. No stated or unstated rights were given in exchange for the cancellation of the common stock. No gain or loss was recognized in connection with the conversion of the notes payable and accrued interest to capital. The former board of directors and officers resigned and a new board of directors and new officers were appointed by the Purchasers.

As a result of the reorganization, the Company was reactivated on February 3, 2000 as a development stage company. The development stage activities of the Company have included raising capital, acquisition of Specialized Energy Products, Inc. ("Specialized"), and research, development and marketing activities relating to Specialized's packaged co-generation and power generation system for sale to the electrical power market.

Principles of Consolidation - The consolidated financial statements include the accounts of Chapeau, Inc. for all periods presented and the accounts of Specialized for the period from the date of its acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Cash and Cash Equivalents - The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories and related deposits - Inventories are stated at the lower of cost or market. Cost is determined under the first-in-first-out method.
At June 30, 2001, inventories and related deposits consist of the following:

         Inventory - engine generators             $ 44,000
         Deposit on the purchase of engines         189,010
                                                   --------
         Total Inventories and Related Deposits    $233,010
                                                   ========

Property and Equipment - Property and equipment are recorded at cost. Depreciation of office equipment is provided over estimated useful lives of three years on a straight-line basis. Amortization of leasehold improvements is provided on a straight-line basis over five years, which represents the shorter of their estimated useful lives or the term of the lease. At June 30, 2001, property and equipment consists of the following:

         Office equipment                          $  5,904
         Leasehold improvements                       2,565
         Total Property and Equipment                 8,469
         Less: Accumulated depreciation and
          amortization                                 (461)
                                                   --------
         Net Property and Equipment                $  8,008
                                                   ========

Depreciation and amortization expense was $461 during the year ended June 30, 2001.

Intangible assets - Identifiable intangible assets are amortized using the straight-line method over their estimated useful lives, as follows:

         Workforce in place                         3 years
         Trade processes                            5 years

Amortization expense relating to intangible assets was $24,654 for the year ended June 30, 2001.

Research and Development Costs - Research and development costs, including purchased in-process research and development, are expensed as incurred. Payments related to obtaining technology rights, for which development is in process, are expensed as incurred and are considered a component of research and development costs.

Fair Value of Financial Instruments - The carrying amounts reflected in the balance sheet for cash, a note receivable, accounts payable, and convertible promissory notes approximate their respective fair values due to the short maturities of these instruments.

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

Basic and Diluted Income (Loss) Per Share -Basic income (loss) per share amounts are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income
(loss) per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options and warrants have been excluded from the diluted income
(loss) per share calculations. None of the options or warrants outstanding, as discussed in Notes 4 and 7, were included in the computations of diluted income (loss) per share.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation cost was recognized when the options were granted. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), are included in Note 7.

Concentration of Credit Risk - The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents and a note receivable. The Company has maintained its cash balances at high credit-quality financial institutions or in trust with its legal counsel. For a substantial portion of the fiscal year, cash equivalents were invested through a daily repurchase agreement with a financial institution which provided for the balance of available funds to be invested in an undivided interest in one or more direct obligation of, or obligations that were fully guaranteed as to principal and interest by, the United States Government, or an agency thereof.

Note Receivable - The Company has a note receivable from another corporation which was originally issued in the amount of $200,000 and was due April 4, 2001, but is currently in default. The note bears interest at 8% per annum and is guaranteed by an individual. The debtor has made principal payments of $91,699 through June 30, 2001, and continues to make periodic payments on the note subsequent to year-end. Management of the Company believes that the note will be collected in full, either from the debtor or from a guarantor.

Recent  Accounting Pronouncements - In June 2001, the Financial  Accounting
Standards   Board  issued  Statements  of  Financial  Accounting  Standards
("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 is applicable to business combina-tions on or after July 2, 2001, requires usage of the purchase method of accounting prohibits the usage of the pooling-of-interests method of accounting. This new standard includes guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill. SFAS No. 142 changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for the Company in the fiscal year beginning July 1, 2001.

The Company will implement the requirements of SFAS No. 141 and SFAS No. 142 beginning July 1, 2001. The impact on amortization of intangible assets is not anticipated to be materially different from historical amortization.

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenue. The Company incurred a net loss of $1,001,220 and used $668,019 of cash in its operating activities during the year ended June 30, 2001. Through June 30, 2001, the Company has accumulated a deficit during the development stage of $998,470. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. The Company exercises significant dependence on the successful development of a packaged co-generation and power generation system for sale to the electrical power market. The Company has not secured any purchase orders for its product and has not yet secured sufficient means of financing its operations in the future. The Company has met its short-term cash needs by issuing convertible promissory notes, as discussed in Notes 4 and 11. The Company also plans to obtain funding through a private placement of its common stock. However, there can be no assurance that such financing will be realized or that it will be available on terms favorable to the Company.

NOTE 3 - ACQUISITION OF SPECIALIZED ENERGY PRODUCTS, INC.

On April 11, 2001, the Company acquired all of the outstanding stock of Specialized Energy Products, Inc. in exchange for 3.5 million shares of common stock. In addition, the Company is obligated to issue an additional three million shares of common stock if and when the following conditions are met by Specialized:

     a. One million shares are issuable upon initial receipt of revenues from the sale of its engine and control panel products;
     b. One million shares are issuable upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and
     c. One million shares are issuable upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

Specialized is in the development stage and has not had any revenue from its operations. Accordingly, the acquisition was accounted for as the acquisition of net assets. The aggregate purchase price was $964,068, including 3.5 million shares of common stock valued at $525,000, or $0.15 per share, advances to Specialized of $397,464 prior to the acquisition, accrued interest on the advances of $5,348 and acquisition costs incurred of $36,256. There was no market for Chapeau's common stock at the date of the acquisition; however, the fair value of the 3.5 million common shares was determined by the Company to be $0.15 per share based on recent sales of common stock between shareholders.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

     Cash                                         $ 133,274
     Other current assets                             3,167
     Property and equipment                           4,290
     Intangible assets:
       Workforce in place                           246,000
       Trade processes                              223,981
       In-process research and development          376,624
                                                  ---------
     Total Assets Acquired                          987,336
     Current liabilities assumed                    (23,268)
                                                  ---------
     Net Assets Acquired                          $ 964,068
                                                  =========

The purchase price was allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair values. The amount allocated to the workforce in place represents the estimated fair value of employment arrangements with two key employees who were under contract with Specialized. The trade processes represent the fair value of technologies previously developed or obtained by Specialized. Amounts allocated to the workforce in place and the trade processes will be amortized over estimated useful lives of three and five years, respectively. In-process research and development acquired represents the value assigned to research and development projects of Specialized that were commenced but not yet completed at the date of acquisition for which technological feasibility
has  not  been established and which have no alternative future use.   SFAS
Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," requires that the amount assigned to in-process research and development be charged to expense at the date of acquisition.

If the three million contingently issuable common shares are issued, they will be recorded as additional purchase price and recorded at the current market value of the common stock on the dates they become issuable. The additional purchase price will be allocated to in-process research and development and charged to expense when recorded.

The  results  of  the operations of Specialized have been included  in  the consolidated financial statements from the date of the acquisition. The following table presents unaudited consolidated pro forma information for the year ended June 30, 2001 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2000 as if the Company and Specialized had been combined from the beginning of each of those periods. This pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations for future periods or the results that actually would have occurred had the Company and Specialized been combined during the specified periods.

                                                   For the
                                                    Period
                                                     from
                                                   February
                                      For the       3, 2000
                                     Year Ended     through
                                      June 30,      June 30,
                                        2001          2000
                                     -----------   ----------
      Pro forma revenue              $         -   $        -
      Pro forma net loss              (1,388,960)     (48,869)
      Pro forma basic and diluted
       loss per common share               (0.12)       (0.00)
       common share

A nonrecurring expense from the write-off of purchased in-process research and development of $376,624 is included in the pro forma net loss for the year ended June 30, 2001.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

In May and June 2001, the Company issued $200,000 of 0% convertible promissory notes and warrants to purchase 800,000 shares of common stock at the lesser of $0.25 per share or 85% of the average of the closing prices for the 30 trading days immediately preceding the date of exercise. The promissory notes are secured by all of the assets of the Company and mature in September and October 2001. In addition to the principal balance being payable at maturity, the notes provide for the note holders to also receive one share of common stock for each $3 of principal outstanding at that date. The promissory notes may be converted at the option of the holders at any time from the date issued into common stock at $0.25 per share. The Company received $200,000 from the issuance of the notes and the warrants. The offering was made to three individuals, of which $100,000 was received from two individuals that are related to the chairman of the board of directors through marriage.

The warrants expire 120 days from the date of issuance. The fair value of the warrants was $367,376 on the dates issued, which was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 3.6%, expected dividend yield of 0%, expected volatility of 205%, and expected life of 120 days.

The proceeds from the offering were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $70,500 to the convertible promissory notes and $129,500 to the warrants. The market value of the Company's stock on the days the promissory notes were issued ranged from $0.50 to $0.85 per share. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company determined that the convertible note holders had received a beneficial conversion feature on the dates the notes were issued. The beneficial conversion feature was valued at $70,500 and was limited to the proceeds allocated to the convertible promissory notes. The allocation of the proceeds to the beneficial conversion feature and the warrants resulted in the Company recognizing a $200,000 discount on the promissory notes. The discount is being amortized as interest expense over the term of the promissory notes and resulted in the recognition of $51,635 of interest expense during the year ended June 30, 2001. Notes payable at June 30, 2001 consisted of the following:

      Non-interest bearing notes due September
       and October 2001                               $  200,000
      Less unamortized discount based on 100%
       imputed interest                                 (148,365)
                                                      ----------
     Convertible Promissory Notes less
       Unamortized Discount                           $   51,635
                                                      ==========

NOTE 5 - COMMON STOCK

In March 2000, the Company completed a private placement of 4,000,000 shares of common stock at $0.25 per share. The net proceeds to the Company were $987,285, net of offering costs of $12,715.

NOTE 6 - INCOME TAXES

As of June 30, 2001, the Company has operating loss carryforwards of approximately $1,139,000, of which approximately $286,000 represents the net operating losses of Specialized at the date of acquisition. The operating losses expire, if not used, from 2003 through 2021. The utilization of the pre-acquisition loss carryforwards of Specialized is dependent on the future profitable operation of Specialized under the separate return limitation rules and limitations on the carry forward of net operating losses after a change in ownership. The components of net deferred tax assets and liabilities were as follows at June 30, 2001 and 2000:
                                                   2001        2000
                                                 ---------   ---------
   Deferred tax asset - Operating loss
    carry forwards                               $ 387,214   $  87,092
   Valuation allowance                            (235,802)    (87,092)
   Deferred lax liability - Intangible assets     (151,412)          -
                                                 ---------   ---------
   Net Deferred Tax Asset                        $       -   $       -
                                                 =========   =========

The valuation allowance increased (decreased) from operations by $211,401 and $(1,095) during the year ended June 30, 2001 and during the period from February 3, 3000 through June 30, 2000, respectively. During the year ended June 30, 2001, the valuation allowance decreased by $62,690 relating to the acquisition of Specialized. The following is a reconciliation of the income tax (benefit) computed at the statutory federal rate of 34 percent to income tax expense included in the accompanying consolidated financial statements for the year ended June 30, 2001 and for the period from February 3, 2000 through June 30, 2000:
                                                    2001         2000
                                                 ----------   ----------
   Income tax (benefit) at statutory rate        $ (340,415)  $      935
   Non-deductible in-process research and
    development acquired                            128,052            -
   Non-deductible expenses                              962          160
   Change in valuation allowance                    211,401       (1,095)
                                                 ----------   ----------
   Income Tax Expense                            $        -   $        -
                                                 ==========   ==========

NOTE 7 - STOCK OPTIONS

The Company had no options outstanding at June 30, 2000. During the year ended June 30, 2001, the Company granted options to management and members of the board of directors to acquire 1,900,000 shares of common stock. These options are exercisable at prices ranging from $0.50 to $2.50 per share, with a weighted-average exercise price of $1.33 per share. The options vest from immediately through five years from the date of grant. At June 30, 2001, options to purchase 738,427 shares were exercisable with a weighted-average exercise price of $0.63 per share.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for these options been determined based on the fair value of the options at the grant dates consistent with the method prescribed by SFAS 123, the Company's net loss and loss per share for the year ended June 30, 2001 would have increased to the pro forma amounts indicated below:

     Net loss - as reported                           $(1,001,220)
     Net loss - pro forma                              (1,057,390)
     Basic and diluted loss per share - as reported         (0.11)
     Basic and diluted loss per share - pro forma           (0.11)

The weighted-average fair value of options granted during the year ended June 30, 2001 was $0.13. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option-Pricing model assuming no dividend yield and with the following weighted-average assumptions for options granted during the year ended June 30, 2001:

         Expected volatility                      205%
         Risk free interest rate                 4.51%
         Expected life                          3.52 years

The   following  table  summarizes  information  about  the  stock  options outstanding at June 30, 2001:

                        Options Outstanding         Options Exercisable
                        -------------------         --------------------
                             Weighted-
                 Number      Average     Weighted-   Number     Weighted-
 Range of          of        Remaining   Average       of        Average
 Exercise        Options    Contractual  Exercise    Options     Exercise
  Prices       Outstanding     Life        Price    Exercisable    Price
-------------  -----------  -----------  ---------  -----------  ---------
    $0.50         666,666    2.79 years    $0.50       666,666     $0.50

$0.75 - $1.50     566,667    2.84 years     1.28        42,131      1.38
$2.00 - $2.50     666,667    3.99 years     2.20        29,630      2.50
               ----------                            ---------
$0.50 - $2.50   1,900,000    3.22 years     1.33       738,427      0.63
               ==========                            =========

NOTE 8 - RELATED PARTY TRANSACTIONS

Prior to the change in executive management in February 2000, the Company borrowed money from directors or shareholders in order to fund its continued existence. These notes were unsecured, were due on demand and bore interest at a rate of 8% per annum. On February 3, 2000, notes in the amount of $16,602, including accrued interest, were contributed to additional paid-in capital.

From May 1, 2000 to March 31, 2001, the Company rented office space in a leasehold held by the former chief executive officer on a month-to-month basis. Rent expense under this arrangement for the year ended June 30, 2001 was $10,138 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2000 was $2,326.

NOTE 9 - COMMITMENTS

Employment Agreements - The Company has entered into employment agreements with its chief executive officer (effective March 1, 2001) and with the president and the chief operating officer of Specialized (effective April 1, 2001). The agreements have initial terms of three years, but renew automatically such that there is always an unexpired term of one year. The agreements provide annual compensation for the three key employees in the aggregate amount of $421,000, plus customary benefits and vacation, and provide for the employees to participate in any bonus or other incentive programs of the Company at the discretion of the board of directors. The Company can terminate the agreements at any time for cause, death, or disability, or the employees can voluntarily terminate the agreements at any time. If employment is terminated for any reason other than cause or voluntarily by the employee, the Company is obligated to pay the employee compensation equal to the employee's salary for one year if terminated within the first year of the agreement or one half of the employee's annual salary if terminated thereafter.

Operating Lease - The Company has entered into a lease for a building in Sparks, Nevada. The lease term is to commence on the later of June 1, 2001 or the date that the landlord is able to deliver possession of the premises to the Company. As of June 30, 2001, the Company had not taken possession of the premises, but expects the commencement date to be November 1, 2001. Accordingly, no rent expense was incurred for this property during the year ended June 30, 2001. Future minimum lease commitments required under this operating lease, based on the expected commencement date of November 1, 2001 are as follows:

                 Year ending June 30,
                 2002                    $  120,688
                 2003                       181,032
                 2004                       181,032
                 2005                       181,032
                 2006                       181,032
                 Thereafter                  60,344
                                         ----------
                 Total                   $  905,160
                                         ==========

Development Agreement - In May 2001, the Company entered into a development agreement with NRG Tech ("NRG"). The agreement provides that NRG will develop a pre-production prototype of a low-emissions natural gas reactor for use in the Company's power generation system. The development project is to be completed in six sequential phases. The agreement provides for total payments by the Company of $350,000, payable $50,000 on the effective date of the agreement plus $50,000 upon the completion of each of the six phases of the project. During the year ended June 30, 2001, the Company paid $100,000 under the development agreement, all of which has been charged to research and development expense. Upon completion of the development agreement, a technology license agreement between the Company and NRG will become effective. Under the license agreement, the Company is entitled to manufacture and sell products employing the technology covered
by  the  license  agreement.       Upon the effective date of  the  license
agreement, the Company will receive a paid-up, non-exclusive license for three hundred units. Thereafter, the Company, at its sole and exclusive option, may purchase a license for an additional three hundred units by paying the licensor the sum of $5,000 per unit.

Supply  Agreement  - In March 2001, specialized entered into a supply agreement  with
Nextronix Corporation (Nextronix) for the purchase of control systems for its power generation system. The rights under this agreement were acquired in connection with the acquisition of specialized. Under the terms of the supply agreement, the Company may purchase an initial 100 control systems at $6,000 per unit. Under the agreement, the Company was obligated to prepay for the purchase of the first one hundred control units in eleven monthly installments of $48,000 each plus one installment of $72,000, commencing June 1, 2001. Nextronix agreed to have ten units per month
available  for delivery  commencing  in  June  2001.   These  control
units are as yet incompatible with the Company's power generation system. No units have been delivered and the Company has not made any of the required payments.

Specialized paid Nextronix $100,000 as an advance payment towards the future purchase of various options available or to be available on the control systems. This payment was accounted for as research and development expense by Specialized prior to the acquisition, in accordance with Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements," which requires that loans or advances be classified as research and development expense if repayment depends solely on the results of the research and development having future economic benefit. There is no guarantee that Nextronix will be able to design compatible control panels or related options that are satisfactory to the Company.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended June 30, 2000, a note payable a related party and related accrued interest totaling $16,602 were converted into additional paid-in capital.

During the year ended June 30, 2001, the Company acquired the net assets of Specialized Energy Products, Inc. by issuing 3,500,000 shares of common stock valued at $525,000. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired              $ 987,336
      Advances paid to Specialized and
       related accrued interest                   (402,812)
      Acquisition costs paid                       (36,256)
      Common stock issued                         (525,000)
                                                 ---------
      Liabilities Assumed                        $  23,268
                                                 =========

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2001, the Company has issued three additional convertible promissory notes in the aggregate amount of $135,000 with associated warrants. The terms of these notes and warrants are identical to the terms of the notes and warrants discussed in Note 4 to these consolidated financial statements.

