Form 10QSB
period 2001-09-30
CHAPEAU INC
filed 2002-04-08
CIK 783211

3
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _________ to _________
                      Commission File Number   033-01289-D
                                               ___________


                         Chapeau, Inc.
      -----------------------------------------------------------
     (Exact name of small business issuer as specified in charter)


                  Utah                            87-0431831
     ------------------------------            ----------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)


             10 Greg Street
             Sparks, Nevada                         89431
 --------------------------------------           --------
(Address of principal executive offices)         (Zip Code)


                         (916) 780-6764
                         --------------
       (Issuer's Telephone number, including area code)


          9525 Windrose Lane, Granite Bay, CA   95746
          ---------------------------------------------
          (Former name, former address, and former fiscal year, if changed since last report)


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                  ---        ----


      As of April 4, 2002, the Issuer had 12,420,950 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                           Yes           No    X
                                  ---        ----



                                     PART I
                              FINANCIAL INFORMATION



                          ITEM 1.  FINANCIAL STATEMENTS


      Chapeau, Inc. (the "Company"), has included the unaudited condensed consolidated balance sheets of the Company as of September 30, 2001, and June 30, 2001 (the end of the Company's most recently completed fiscal year), and unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2001 and 2000, and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2001, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended June 30, 2001, included in the annual report of the Company on Form 10-KSB.



                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                     September 30,   June 30,
                                         2001          2001
                                      ----------    ----------

                             ASSETS

Current Assets
 Cash and cash equivalents            $   18,034    $  108,610
 Note receivable                          70,326       108,301
 Inventories and related deposits        264,970       233,010
 Other current assets                     17,374        28,159
                                      ----------    ----------
   Total Current Assets                  370,704       478,080

Property and Equipment, net of
  accumulated depreciation of
  $2,497 and $461                         39,005         8,008

Intangible Assets, net of
  accumulated amortization of
  $56,353 and $24,654                    413,628       445,327

Other Assets                              15,086        21,567
                                      ----------    ----------
Total Assets                          $  838,423    $  952,982
                                      ==========    ==========



              LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
 Accounts payable                     $  243,543    $  121,680
 Accrued liabilities                     152,027        65,852
 Convertible promissory notes,
  less unamortized discount              286,050        51,635
                                      ----------    ----------
   Total Current Liabilities             681,620       239,167
                                      ----------    ----------

Stockholders' Equity
 Preferred stock, $0.001 par
  value; 5,000,000 shares
  authorized; none issued and
  outstanding                                  -             -
 Common stock, $0.001 par value;
  325,000,000 shares authorized;
  12,000,000 shares issued and
  outstanding                             12,000        12,000
 Additional paid-in capital            2,011,431     1,959,658
 Deficit accumulated prior to
  date of inception of the
  development stage                     (259,373)     (259,373)
 Deficit accumulated from date of
  inception of the development
  stage                               (1,607,255)     (998,470)
                                      ----------    ----------
   Total Stockholders' Equity            156,803       713,815
                                      ----------    ----------
Total Liabilities and
  Stockholders' Equity                $  838,423    $  952,982
                                      ==========    ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.


                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                            For the period
                                                            from February 3,
                                                             2000 (date of
                                  For the Three Months       inception of
                                          Ended             the development
                                       September 30,        stage) through
                                 ------------------------   September 30,
                                    2001           2000         2001
                                 -----------   -----------   -----------
General and administrative
  expense                        $   317,963   $    31,031   $   744,542

Research and development
  expense                            141,416             -       354,419

In-process research and
  development acquired                     -             -       376,624
                                 -----------   -----------   -----------
Loss from operations                (459,379)      (31,031)   (1,475,585)

Interest income                        1,782        15,267        71,153

Interest expense from
  amortization of discount
  on convertible promissory
  notes                             (151,188)            -      (202,823)

                                 -----------   -----------   -----------
Net Loss                         $  (608,785)  $   (15,764)  $(1,607,255)
                                 ===========   ===========   ===========
Basic and Diluted Loss Per
  Common Share                   $     (0.05)  $     (0.00)
                                 ===========   ===========
Basic and Diluted Weighted-
  Average Common Shares
  Outstanding                     12,000,000      8,500,000
                                 ===========   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           For the period from
                                                             February 3, 2000
                                                                (date of
                                       For the Three Months   inception of
                                            Ended            the development
                                        September 30,        stage) through
                                     -----------------------  September 30,
                                        2001         2000         2001
                                     ----------   ----------   -----------
Cash Flows From Operating Activities
  Net loss                           $ (608,785)  $  (15,764)  $(1,607,255)
  Adjustments to reconcile net
  loss to net cash used in
  operating activities
   Write-off of in-process
     research and development
     acquired                                 -            -       376,624
   Amortization of discount on
     convertible promissory notes       151,188            -       202,823
   Depreciation and amortization         33,600            -        58,715
   Interest income accrued on
    advances to Specialized                   -            -        (5,348)
    Changes in assets and
    liabilities:
      Inventories and related
       deposits                         (31,960)           -      (264,970)
      Other current assets               10,785          (27)      (14,207)
      Other assets                        6,481            -       (15,086)
      Accounts payable                  121,863       (1,124)      227,792
      Accrued liabilities                86,175         (100)      144,510
                                     ----------   ----------   -----------
  Net Cash Used In Operating
   Activities                          (230,653)     (17,015)     (896,402)
                                     ----------   ----------   -----------

Cash Flows From Investing Activities
  Issuance of note receivable                 -            -      (200,000)
  Collection of note receivable          37,975            -       129,674
  Advances paid to Specialized
   prior to acquisition                       -            -      (397,464)
  Cash acquired in acquisition
   of Specialized, net of
   acquisition costs paid                     -            -        97,018
  Purchase of property and
   equipment                            (32,898)           -       (37,077)
                                     ----------   ----------   -----------

  Net Cash Provided By (Used In)
   Investing Activities                   5,077            -      (407,849)
                                     ----------   ----------   -----------

Cash Flows From Financing Activities
  Proceeds from issuance of common
   stock, net of offering costs               -            -       987,285
  Proceeds from issuance of
   convertible promissory notes
   and related beneficial
   conversion feature                    97,691            -       168,191
 Proceeds from issuance of
  warrants and common stock
  related to convertible
  promissory notes                       37,309            -       166,809

  Net Cash Provided By Investing     ----------   ----------   -----------
   Activities                           135,000            -     1,322,285
                                     ----------   ----------   -----------

Net Increase (Decrease) In Cash
 And Cash Equivalents                   (90,576)     (17,015)       18,034

Cash And Cash Equivalents At
 Beginning Of Period                    108,610      989,555             -
                                     ----------   ----------   -----------

Cash And Cash Equivalents At End
 Of Period                           $   18,034   $  972,540   $    18,034
                                     ==========   ==========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements


(A)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. and subsidiary (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended June 30, 2001 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2001, included in the Company's annual report on Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2001, and its consolidated results of operations and cash flows for the three months ended September 30, 2001 and 2000, and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2001. The results of operations for the three months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending June 30, 2002.

(B)  Organization and Nature of Operations

Chapeau was organized under the laws of the State of Utah on September 19, 1985. The Company was engaged in the operation of sports clothing stores but was unsuccessful and closed its final store in May 1989. The Company was dormant from May 1989 until February 3, 2000 when two principal shareholders of the Company (the "Selling Shareholders") and the Company entered into a Stock Purchase Agreement with a group of investors (the "Purchasers").

Under the terms of the Stock Purchase Agreement, the Selling Shareholders converted notes payable and accrued interest totaling $16,602 into capital of the Company with no additional shares being issued, the Purchasers acquired 5,000,000 shares of common stock from the Selling Shareholders by a cash payment of $300,000, or $0.06 per share, and the Selling Shareholders and one of the Purchasers returned 7,820,049 shares of common stock to the Company for cancellation for no consideration. No stated or unstated rights were given in exchange for the cancellation of the common stock. No gain or loss was recognized in connection with the conversion of the notes payable and accrued interest to capital. The former board of directors and officers resigned and a new board of directors and new officers were appointed by the Purchasers.

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

(C)  Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants and convertible promissory notes have been excluded from the diluted loss per share calculations. None of the total options or warrants to acquire
3,240,000 shares of common stock outstanding at September 30, 2001, or the common shares issuable upon conversion of $335,000 of promissory notes were included in the computations of diluted loss per share.



(D)  Note Receivable

The Company has a note receivable from another corporation which was originally issued in the amount of $200,000 and was due April 4, 2001, but is currently in default. The note bears interest at 8% per annum and is guaranteed by an individual. The debtor has made principal payments of $129,674 through September 30, 2001, and has made payments subsequent to September 30, 2001. Management of the Company believes that the note will be collected in full from the debtor.

(E) Convertible Promissory Notes and Warrants

During the quarter ended September 30, 2001, the Company issued $135,000 of 0% convertible promissory notes and warrants to purchase 540,000 shares of common stock for net proceeds of $135,000. The promissory notes may be converted at the option of the holders at any time from the date issued into common stock at $0.25 per share. As an alternative to conversion, the principal balance is payable at maturity and the note holders are entitled to receive one share of common stock for each $3 of principal outstanding at that date. The promissory notes are secured by all of the assets of the Company and mature 120 days after issuance.

The warrants to purchase common stock are exercisable at the lesser of $0.25 per share or 85% of the average of the closing prices of the common stock for the 30 trading days immediately preceding the date of exercise. The warrants expire 120 days from the date of issuance. The fair value of the warrants was $52,990 ($0.098 per share) on the dates issued, which was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 3.4%, expected dividend yield of 0%, expected volatility of 186%, and expected lives of 120 days.

The proceeds from the notes and warrants were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $97,691 to the convertible promissory notes and $37,309 to the warrants. The market value of the Company's stock on the days the promissory notes were issued ranged from $0.22 to $0.39 per share. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company determined that the convertible note holders had received a beneficial conversion feature on the dates the notes were issued. The intrinsic value of the beneficial conversion feature was $14,464. The allocation of the proceeds to the beneficial conversion feature and to the warrants resulted in the Company recognizing a discount of $51,773 on the promissory notes. The discount was amortized as interest expense over the term of the promissory notes. Information regarding notes payable for the three months ended September 30, 2001 is as follows:


                                                           Promissory
                                Promissory   Unamortized   Notes, Less
                                  Notes      Discount on   Unamortized
                                  Gross    Promissory Notes  Discount
                                ----------    ----------    ----------
  Balance at June 30, 2001      $  200,000    $ (148,365)   $   51,635
  Quarter  ended September
   30, 2001:
     Issuance of new notes         135,000       (51,773)       83,227
     Amortization of discount            -       151,188       151,188

                                ----------    ----------    ----------
  Balance at September 30, 2001 $  335,000    $  (48,950)   $  286,050
                                ==========    ==========    ==========


Subsequent to September 30, 2001, the Company has issued additional convertible promissory notes in the aggregate amount of $325,000 (of which $75,000 is with the Chairman of the Board of Directors of the Company) during the quarter ended December 31, 2001 and $150,000 during the quarter ended March 31, 2002. These notes are due 180 days after issuance, bear interest at 10% per annum, and are secured by all of the assets of the Company. In association with these new notes, the Company issued warrants to acquire an aggregate of 1,900,000 shares of common stock at an exercise price of the lower of $0.25 per share or 85% of the average of the closing prices of the common stock for the 30 trading days immediately preceding the date of exercise. Additionally, the Company agreed to issue 156,750 shares of common stock of the Company to the note holders as a "success fee" for these new notes.



Also, subsequent to September 30, 2001, all of the promissory notes (totalling $335,000) that were issued during the quarters ended June 30 and September 30, 2001 matured. In accordance with the provisions of these notes, the Company has, subsequent to December 31, 2001, issued 111,650 shares of common stock to the note holders pursuant to the alternative conversion right in the notes. These notes were neither paid by the Company in accordance with the terms of the notes nor were the notes converted into common stock by the note holders. These notes were in default and the Company has entered into forebearance agreements with each of these note holders whereby (a) the due dates of notes were extended to May 2002, (b) the notes commenced bearing interest at 10% per annum from the original due dates of the notes, (c) the expiration dates of the associated warrants to acquire 1,340,000 shares of common stock were extended to May 2002, and (d) the Company agreed to issue 152,550 shares of common stock as additional consideration to the note holders. In connection with the forbearance agreements, the Company paid accrued interest on the related notes through December 31, 2001, but has failed to make the required monthly interest payments subsequent thereto. For accounting purposes, the Company will account for these transactions under the forebearance agreements as a troubled debt restructuring with no gain or loss recognized from these transactions. The fair value (as of the dates of the forbearance agreements) of the equity instruments issued, granted, or extended under the forebearance agreements will be accounted for as additional discount to the extended promissory notes and amortized as interest expense over the extended term of the promissory notes.



                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


Forward Looking Statements

      This report and other information made publicly available by the Company from time to time may contain certain forward looking statements and other information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made concerning information then currently available to management. Such statements reflect the views of management of the Company at the time they are made and may not be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to the material risks listed below and based on assumptions made by management. These risks include the viability of the planned market penetration that the Company intends to make as a result of the Specialized merger, the ability of the Company to identify and negotiate transactions that provide the potential for future shareholder value, the ability of the Company to attract the necessary additional capital to permit it to take advantage of opportunities with which it is presented, and the ability of the Company to generate sufficient revenue such that it can support its current cost structure and planned future operations. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described in the forward looking statements. The Company does not intend to update these forward looking statements, except as may occur in the regular course of its periodic reporting obligations.

Overview

     Managerial control of the Company was transferred to a new board of directors in February 2001. Prior to that time, former management had maintained the Company in good standing and had been seeking an investment or merger opportunity. After the managerial change, the Company acquired Specialized Energy Products, Inc. (Specialized) on April 11, 2001. Prior to its acquisition, the Company had advanced Specialized $397,464 and Specialized had commenced the development of a prototype power generation system. Subsequent to its acquisition of Specialized, the Company has continued the development of this power generation system.

Operations

     The Company has been in the development stage since February 3, 2000 and has had no sales through September 30, 2001, or subsequent thereto. Prior to the change in managerial control, the expenses of the Company were not significant and were composed of general and administrative expenses principally for travel and professional fees. The Company has incurred general and administrative expenses in the amount of $744,542, and research and development costs of $354,419 for the period from February 3, 2000 (date of inception of the development stage) to September 30, 2001, principally since February 2001. General and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services. Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

     At September 30, 2001, the Company had current assets of $370,704 and current liabilities of $681,620 resulting in a working capital deficit of $310,916. Current assets principally consist of inventories and deposits toward the purchase of inventories. Inventories and related deposits principally represent amounts paid towards engines and related generators for the first ten systems to be assembled. Current assets also include a note receivable from another corporation which was originally issued in the amount of $200,000 and was originally due April 4, 2001, but is currently in default. The note bears interest at the rate of 8% per annum and is guaranteed by an individual. The debtor has made principal payments of $129,674 through September 30, 2001. Management of the Company believes that the note will be collected in full, either from the debtor or from the guarantor.


Plans for Research and Development

      The Company has finalized development of a prototype of its principal Combined Heat and Power ("CHP") generation system. The CHP generation system utilizes a Deutz Model 1015 natural gas reciprocating engine, is fully functional and is in process of receiving UL Listing. The Company has developed and is in the process of finalizing commercial application of it's exclusively licensed and patented Hyrdrogen Reformation emission process utilizing the Company's exclusive EGR (Exhaust Gas Recirculation) system. The Company believes this emission process shall allow the BluePoint product line the ability to meet and exceed the most stringent AQMD (Air Quality Management District) standards in the domestic market while maintaining the characteristics of "lean burn engine technology", thus producting high engine efficiencies and longer engine life. The Company is in the process of finalizing an exclusive supply agreement between the Company and Deutz AG. The Company is working with Encorp Corporation for the development of various digital control systems to be incorporated into the CHP generation system.

     Dependent on its ability to obtain additional financing, the Company anticipates the development of several different CHP generation systems over the next twelve months, including a Deutz 300kW system and a 325kW system utilizing a Cummins natural gas engine.

Liquidity and Sources of Financing

     The Company is currently negotiating for the sale of its CHP generation systems to several public utilities and other energy service companies. Management anticipates that the Company will be able to partially finance its operations from the proceeds from these sales, if realized. The Company is also currently attempting to arrange additional bridge financing to increase working capital. In addition, the Company is seeking to obtain financing from a private placement of its common stock or other equity equivalent vehicles. To that end, the company signed a non-binding financial advisory agreement in December 2001 with Bank of Oklahoma Securities Corp., Corporate Finance Group, which is a wholly owned subsidiary of Bank of Oklahoma Financial Corp. The Company is reliant upon the success of its efforts to obtain additional financing in order to satisfy its cash requirements pursuant to its plan of operations. There is no assurance that sales or additional financing will be realized.

Plan of Operations

      The Company plans to focus sales and marketing of its CHP generation systems in California initially, with plans to expand distribution to the domestic United States and worldwide, particularly in Mexico. The Company shall seek to form strategic partnerships with certain companies engaged in the distribution of power generation products utilizing a number of technologies for both domestic and international sales. The Company is currently in discussion with such companies engaged in the distribution of power generation products for distribution and purchase of the companies initial products. In addition, the Southern Califorina Gas Company has agreed to sponsor by way of equity investment in up to three "showcase centers" in their service territory to show the "on-site" benefit to their customers of Distributed Generation and Co-generation generally and the BluePoint Product specifically and exclusively at this time.

     If the Company achieves the financing necessary to pursue its plan of operations for the next 12 months, it is anticipated that the Company shall need to add approximately fifty additional employees during the onset of that period.


                           PART II - OTHER INFORMATION



                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


     Subsequent to September 30, 2001, all of the promissory notes (totalling $335,000) that were issued during the quarters ended June 30 and September 30, 2001 matured. These notes were neither paid by the Company in accordance with the terms of the notes nor were the notes converted into common stock by the note holders. In February 2002, but effective as of the original maturity dates of the various notes, the Company entered into forebearance agreements with each of these note holders whereby a) the due dates of notes were extended to May 2002, b) the notes commenced bearing interest at 10% per annum from the original due dates of the notes,
c) the expiration dates of the associated warrants to acquire 1,340,000 shares were extended to May 2002, and
d) the Company agreed to issue 152,700 shares of common stock as additional consideration to the note holders.



                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

     None

Reports on Form 8-K

     During the quarter ended September 30, 2001, the Company did not file a report on Form 8-K.




                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHAPEAU, INC.



Dated:  April 4, 2002              By:  /s/ Guy A. Archbold
                                        -------------------------
                                        Guy A. Archbold, Director
                                        (Chief Executive Officer)
                                        (Chief Financial Officer)



