Form 10QSB
period 2001-12-31
CHAPEAU INC
filed 2002-04-08
CIK 783211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001
                                               -----------------

                                       OR


[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ___________ to ___________

                      Commission File Number   033-01289-D
                                               -----------

                         Chapeau, Inc.
                         -------------
     (Exact name of small business issuer as specified in charter)


                  Utah                            87-0431831
     ------------------------------           ------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)


             10 Greg Street
            Sparks , Nevada                         89431
 --------------------------------------            --------
(Address of principal executive offices)          (Zip Code)


                         (916) 780-6764
                         --------------
     (Issuer's Telephone number, including area code)


          9525 Windrose Lane, Granite Bay, CA   95746
          --------------------------------------------
        (Former name, former address, and former fiscal
              year, if changed since last report)


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                ------        ------


      As of April 4, 2002, the Issuer had 12,420,950 shares of its common stock, par value $0.001 per share, issued and outstanding.


   Transitional Small Business Disclosure Format (check one):

                           Yes             No    X
                              ------          ------



                                     PART I
                              FINANCIAL INFORMATION



                          ITEM 1.  FINANCIAL STATEMENTS


      Chapeau, Inc. (the "Company"), has included the unaudited condensed consolidated balance sheets of the Company as of December 31, 2001, and June 30, 2001 (the end of the Company's most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2001 and 2000, and for the period from February 3, 2000 (date of inception of the development stage), to December 31, 2001, and unaudited condensed consolidated statements cash flows for the six months ended December 31, 2001 and 2000, and for the period from February 3, 2000 (date of inception of the development stage), through December 31, 2001, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended June 30, 2001, included in the annual report of the Company on Form 10-KSB.



                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                             December 31,  June 30,
                                                2001         2001
                                            ----------    ----------

                                ASSETS

Current Assets
 Cash and cash equivalents                  $   36,395    $  108,610
 Note receivable                                70,326       108,301
 Inventories and related deposits              262,878       233,010
 Other current assets                           24,927        28,159
                                            ----------    ----------

   Total Current Assets                        394,526       478,080

Property and Equipment, net
of  accumulated depreciation  of  $5,019
and $461                                        36,483         8,008

Intangible  Assets, net  of  accumulated
amortization of $88,052 and $24,654            381,929       445,327

Other Assets                                    15,086        21,567
                                            ----------    ----------
Total Assets                                $  828,024    $  952,982
                                            ==========    ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable                           $  201,477    $  121,680
 Accrued liabilities                           235,921        65,852
 Convertible promissory notes, less
  unamortized discount                         526,470        51,635
                                            ----------    ----------
   Total Current Liabilities                   963,868       239,167
                                            ----------    ----------

Stockholders' Equity (Deficit)
  Preferred Stock, $0.001  par value;
   5,000,000 shares authorized; none
   issued and outstanding                            -             -
  Common stock, $0.001 par value;
   325,000,000 shares authorized;
   12,000,000 shares issued and outstanding     12,000         12,000
 Additional paid-in capital                  2,200,582      1,959,658
 Deficit accumulated prior to date of
  inception of the development stage          (259,373)      (259,373)
 Deficit accumulated from date of
inception of the development stage          (2,089,053)      (998,470)
                                            ----------    -----------
   Total Stockholders' Equity (Deficit)       (135,844)       713,815
                                            ----------    -----------
 Total Liabilities and Stockholders'
  Equity (Deficit)                          $  828,024    $   952,982
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

<CAPTION)


                                                                          For the period
                                                                         from February 3,
                                                                           2000 (date of
                          For the Three Months     For the Six Months    inception of the
                                 Ended                   Ended             development
                              December 31,            December 31,        stage) through
                         ----------------------  -----------------------   December 31,
                            2001        2000         2001        2000          2001
                         ----------  ----------  -----------  ----------   -----------
General and administra-
 tive expenses           $  284,260  $    8,129  $   602,223  $   39,160   $ 1,028,802

Research and
development expense          86,242           -      227,658           -       440,661

In-process research
and development
acquired                          -           -            -           -       376,624
                         ----------  ----------  -----------  ----------   -----------

Loss From Operations       (370,502)     (8,129)    (829,881)    (39,160)   (1,846,087)

Interest income               1,418      15,014        3,200      30,281        72,571

Interest expense             (8,143)          -       (8,143)          -        (8,143)

Interest expense from
 amortization of
 discount on convertible
 promissory notes          (104,571)          -      (255,759)         -      (307,394)
                         ----------  ----------  ------------  ---------   -----------

Net Income (Loss)        $ (481,798) $    6,885  $(1,090,583) $   (8,879)  $(2,089,053)
                         ----------  ----------  -----------  ----------   -----------

Basic and Diluted
 Income (Loss)
  Per Common Share       $    (0.04) $     0.00  $     (0.09) $    (0.00)
                         ==========  ==========  ===========  ==========

Basic and Diluted
 Weighted-Average
 Common Shares
 Outstanding             12,000,000   8,500,000   12,000,000   8,500,000
                         ==========  ==========  ===========  ==========


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                 For the period
                                                                from February 3,
                                         For the Six Months      2000 (date of
                                                Ended            inception of
                                            December 31,        the development
                                     --------------------------  stage) through
                                        2001           2000           2001
                                     -----------    -----------    -----------
Cash Flows From Operating Activities
  Net loss                           $(1,090,583)   $    (8,879)   $(2,089,053)
  Adjustments to reconcile net
   loss to net cash used
   in operating activities:
    Write-off of in-process
     research and development
     acquired                                  -              -        376,624
    Amortization of discount
   on convertible promissory notes       255,759              -        307,394
    Depreciation and amortization         67,821              -         92,936
    Interest income accrued on
    advances to specialized                    -              -         (5,348)
    Changes in assets and
     liabilities:
      Inventories and related
       deposits                          (29,868)             -       (262,878)
      Other current assets                 3,232           (283)       (21,760)
      Other assets                         6,481              -        (15,086)
      Accounts payable                    79,797         (3,626)       185,726
      Accrued liabilities                170,069           (100)       228,404
                                     -----------    -----------    -----------
  Net Cash Used In Operating
  Activities                            (537,292)       (12,888)    (1,203,041)

Cash Flows From Investing            -----------    -----------    -----------
 Activities
  Issuance of note receivable                  -       (200,000)      (200,000)
  Collection of note receivable           37,975              -        129,674
  Advances paid to Specialized
  prior to acquisition                         -              -       (397,464)
  Cash acquired in acquisition
  of Specialized, net of
 acquisition costs paid                        -              -         97,018
  Purchase of property and
  equipment                              (32,898)             -        (37,077)
                                     -----------   ------------    -----------
   Net Cash Provided By (Used In)
    Investing Activities                   5,077       (200,000)      (407,849)

Cash Flows From Financing Activities
  Proceeds from issuance of common
   stock, net of offering costs                -              -        987,285
  Proceeds from issuance of
   convertible promissory notes
   and related beneficial
   conversion feature                    352,078              -        422,578
  Proceeds from issuance
   of warrants and common stock
   related to convertible
   promissory notes                      107,922              -        237,422

Net Cash Provided By Investing       -----------    -----------    -----------
  Activities                             460,000              -      1,647,285
                                     -----------    -----------    -----------
Net Increase (Decrease) In Cash
 And Cash Equivalents                    (72,215)      (212,888)        36,395

   Cash And Cash Equivalents
     At Beginning Of Period              108,610        989,555              -
                                     -----------    -----------    -----------
Cash And Cash Equivalents At
  End Of Period                      $    36,395    $   776,667    $    36,395

                                     ===========    ===========    ===========


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements


(A)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. and subsidiary (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended June 30, 2001 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2001, included in the Company's annual report on Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of December 31, 2001, its consolidated results of operations for the three months ended December 31, 2001and 2000, and its consolidated results of operations and cash flows for the six months ended December 31, 2001 and 2000, and for the period from February 3, 2000 (date of inception of the development stage), through December 31, 2001. The results of operations for the three months and six months ended December 31, 2001, may not be indicative of the results that may be expected for the year ending June 30, 2002.

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

(C) Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share amounts are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants and convertible promissory notes have been excluded from the diluted income (loss) per share calculations. None of the total options or warrants to acquire 4,540,000 shares of common stock outstanding at December 31, 2001, or the common shares issuable upon conversion of $660,000 of promissory notes were included in the computations of diluted income (loss) per share.


(D) Convertible Promissory Notes and Warrants

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

During the quarter ended December 31, 2001, the Company issued $325,000 of 10% convertible promissory notes, of which $75,000 is with the Chairman of the Board of Directors of the Company, and warrants to purchase 1,300,000 shares of common stock for net proceeds of $325,000. In connection with these notes, the Company also agreed to issue 107,250 shares of common stock of the Company to the note holders as additional consideration in the form of a "success fee" for these new notes. The promissory notes may be converted at the option of the holders at any time from the date issued into common stock at $0.25 per share. The promissory notes are secured by all of the assets of the Company and mature 180 days after issuance. The warrants to purchase common stock are exercisable at the lesser of $0.25 per share or 85% of the average of the closing prices of the common stock for the 30 trading days immediately preceding the date of exercise. The market value of the Company's stock on the days the promissory notes were issued ranged from $0.13 to $0.25 per share. Consequently, there was no intrinsic value related to the beneficial conversion feature of the notes.

During the quarter ended December 31, 2001, four promissory notes (totalling $210,000) that were issued during May, June and July 2001 matured. In accordance with the provision of the notes, the Company has, subsequent to December 31, 2001, issued 70,000 shares of common stock to the note holders pursuant to the alternative conversion rights in the notes. These notes were neither paid by the Company in accordance with the terms of the notes nor were the notes converted into common stock by the note holders. In February 2002, the Company has entered into forebearance agreements with each of these note holders, to be effective as of the original due dates (in October 2001) of the notes, whereby a) the due dates of notes were extended to May 2002, b) the notes commenced bearing interest at 10% per annum from the original due dates of the notes, c) the expiration dates of the associated warrants to acquire 840,000 shares of common stock were extended to May 2002, and d) the Company agreed to issue 111,300 shares of common stock as additional consideration to the note holders. In connection with the forbearance agreements, the Company paid accrued interest on the related notes through December 31, 2001, but has failed to make the required monthly interest payments subsequent thereto. The Company accounted for these transactions under the forebearance agreements as a troubled debt restructuring with no gain or loss recognized from these transactions.

The total fair value of the new and extended warrants was $174,392 ($0.081 per share) on the dates the warrants were issued or extended. The fair value of the warrants was determined using the Black-Scholes Option-Pricing model with the


following  weighted-average  assumptions:   risk-free  interest  rate  of  2.0%,
expected dividend yield of 0%, expected volatility of 179%, and expected lives of 194 days.

The proceeds from the new notes and related warrants and stock were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $254,387 to the convertible promissory notes and $70,613 to the warrants and stock. Furthermore, an additional discount of $118,538, equal to the fair value on the dates of the forbearance agreements of the additional stock to be issued and warrants to be extended, was recorded against the extended promissory notes. The total discount of $189,151 for the quarter ended December 31, 2001 is being amortized as interest expense over the term of the new promissory notes or over the extended term of the notes subject to the forebearance agreements, which ever applies. Information regarding notes payable for the six months ended December 31, 2001 is as follows:


                                              Unamortized    Promissory
                                 Promissory   Discount on   Notes, Less
                                    Notes,    Promissory    Unamortized
                                    Gross        Notes         Discount
                                 -----------   -----------   -----------

     Balance at June 30, 2001    $   200,000   $  (148,365)  $    51,635
      Issuance of new notes          460,000      (122,386)      337,614
        Extension  of  existing
     notes                                 -      (118,538)     (118,538)
      Amortization of discount             -       255,759       255,759
                                 -----------   -----------   -----------
     Balance at December 31,
      2001                       $   660,000   $  (133,530)  $   526,470
                                 ===========   ===========   ===========


Subsequent to December 31, 2001, the Company has issued additional convertible promissory notes in the aggregate amount of $150,000 during the quarter ended March 31, 2002. These notes are due 180 days after issuance, bear interest at 10% per annum, and are secured by all of the assets of the Company. In association with these new notes, the Company issued warrants to acquire an aggregate of 600,000 shares of common stock at an exercise price of the lower of $0.25 per share or 85% of the average of the closing prices for the 30 trading days immediately preceding the date of exercise. Additionally, the Company agreed to issue 49,500 shares of common stock of the Company to the note holders as a "success fee" for these new notes.

Also, subsequent to December 31, 2001, two promissory notes (totalling $125,000) that were issued during the quarter ended September 30, 2001 matured. In accordance with the provisions of these notes, the Company has issued 41,650 shares of common stock to the note holders pursuant to the alternative conversion rights in the notes. These notes were neither paid by the Company in accordance with the terms of the notes nor were the notes converted into common stock by the note holders. These notes were in default and the Company has entered into forebearance agreements with each of these note holders whereby a) the due dates of notes were extended to May 2002, b) the notes commenced bearing interest at 10% per annum from the original due dates of the notes, c) the expiration dates of the associated warrants to acquire 500,000 shares of common stock were extended to May 2002, and d) the Company agreed to issue 41,250 shares of common stock as additional consideration to the note holders. For accounting purposes, the Company will account for these transactions under the foreberance agreements as a troubled debt restructuring with no gain or loss recognized from these transactions. The fair value (as of the dates of the forbearance agreements) of the equity instruments issued, granted, or extended under the forebearance agreements will be accounted for as additional discount to the extended promissory notes and amortized as interest expense over the extended term of the promissory notes.



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

Operations

     The Company has been in the development stage since February 3, 2000 and has had no sales through December 31, 2001, or subsequent thereto. Prior to the change in managerial control, the expenses of the Company were not significant and were composed of general and administrative expenses principally for travel and professional fees. The Company has incurred general and administrative expenses in the amount of $1,028,802, and research and development costs of $440,661 for the period from February 3, 2000 (date of inception of the development stage) to December 31, 2001, principally since February 2001. General and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services. Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

     At December 31, 2001, the Company had current assets of $394,526 and current liabilities of $963,868 resulting in a working capital deficit of $569,342. Current assets principally consist of inventories and deposits toward the purchase of inventories. Inventories and related deposits principally represent amounts paid towards engines and related generators for the first ten systems to be assembled. Current assets also include a note receivable from another corporation which was originally issued in the amount of $200,000 and was originally due April 4, 2001, but is currently in default. The note bears interest at the rate of 8% per annum and is guaranteed by an individual. The debtor has made principal payments of $129,674 through December 31, 2001. Management of the Company believes that the note will be collected in full, either from the debtor or from the guarantor.



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



                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

  The following exhibits are included as part of this report:

                   SEC
       Exhibit  Reference
       Number    Number                 Title of Document
       ------   --------   --------------------------------------------
        10.1      10       Secured Convertible Promissory Note (Example)
        10.2      10       Warrant Certificate for the Purchase of
                            Common Stock (Example)
        10.3      10       Security Agreement (Example)
        10.4      10       Subscription Agreement (Example)
        10.5      10       Amendment and Forbearance Agreement Dated
                            January 8, 2002 (Example)


Reports on Form 8-K

     During the quarter ended December 31, 2001, the Company did not file a report on Form 8-K.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					CHAPEAU, INC.

Dated:  April 4, 2002              By  /s/  Guy A. Archbold
					   --------------------------------
  					      Guy A. Archbold, Director
                                        (Chief Executive Officer)
                                        (Chief Financial Officer)




