Form 10QSB
period 2002-03-31
CHAPEAU INC
filed 2002-05-10
CIK 783211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to ______________________

                       Commission File Number 033-01289-D

                                  Chapeau, Inc.
           -----------------------------------------------------------
         (Exact name of small business issuer as specified in charter)

             Utah                                          87-0431831
---------------------------------                     ----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

             10 Greg Street
             Sparks , Nevada                                     89431
-----------------------------------------                   ---------------
(Address of principal executive offices)                       (Zip Code)

                                 (916) 780-6764
                 ----------------------------------------------
                (Issuer's Telephone number, including area code)


                 ----------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         As of May 6, 2002, the Issuer had 12,420,950 shares of its common stock, par value $0.001 per share, issued and outstanding.

         Transitional  Small Business  Disclosure Format (check one):

                                 Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Chapeau, Inc. (the "Company"), has included the unaudited condensed consolidated balance sheets of the Company as of March 31, 2002, and June 30, 2001 (the end of the Company's most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2002 and 2001 and for the period from February 3, 2000 (date of inception of the development stage) to March 31, 2002, and unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001, and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2002, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial position, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the annual financial statements of the Company and the notes thereto for the year ended June 30, 2001, included in the annual report of the Company on Form 10-KSB.

                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   March 31,             June 30,
                                                                                      2002                 2001
                                                                                -----------------    -----------------
                                     ASSETS
Current Assets
    Cash and cash equivalents..........................................             $     39,001         $    108,610
    Note receivable....................................................                        -              108,301
    Inventories and related deposits...................................                  276,445              233,010
    Other current assets...............................................                    7,219               28,159
                                                                                    ------------         ------------
       Total Current Assets............................................                  322,665              478,080

Property and Equipment, net of accumulated depreciation
  of $8,245 and $461...................................................                   48,934                8,008

Intangible Assets, net of accumulated amortization of
  $119,751 and $24,654.................................................                  350,230              445,327

Other Assets...........................................................                   15,086               21,567
                                                                                    ------------         ------------

Total Assets...........................................................             $    736,915         $    952,982
                                                                                    ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable...................................................             $    243,174              121,680
    Accrued liabilities................................................                  340,677               65,852
    Convertible promissory notes, less unamortized discount............                  707,749               51,635
                                                                                    ------------         ------------
       Total Current Liabilities.......................................                1,291,600              239,167
                                                                                    ------------         ------------

Stockholders' Equity (Deficit)
    Preferred Stock, $0.001 par value; 5,000,000 shares
      authorized; none issued and outstanding..........................                        -                    -
    Common stock, $0.001 par value; 325,000,000 shares authorized;
      12,420,950 and 12,000,000 shares issued and outstanding at
      March 31, 2002 and June 30, 2001, respectively...................                   12,421               12,000
    Additional paid-in capital.........................................                2,335,732            1,959,658
    Deficit accumulated prior to date of inception of the
      development stage................................................                 (259,373)            (259,373)
    Deficit accumulated from date of inception of the
      development stage................................................               (2,643,465)            (998,470)
                                                                                    ------------         -------------
      Total Stockholders' Equity (Deficit).............................                 (554,685)             713,815
                                                                                    -------------        ------------

    Total Liabilities and Stockholders' Equity (Deficit)...............             $    736,915         $    952,982
                                                                                    ============         ============

                                          CHAPEAU, INC. AND SUBSIDIARY
                                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                                          (A Development Stage Company)
                                 Condensed Consolidated Statements of Operations
                                                     (Unaudited)

                                                                                                               For the period from
                                                                                                                February 3, 2000
                                             For the Three Months                  For the Nine Months             (date of
                                                    Ended                                Ended                  inception of the
                                                  March 31,                             March 31,                 development
                                        ----------------------------       -------------------------------      stage) through
                                             2002            2001                2002             2001            March 31, 2002
                                        -------------    -----------       ---------------    ------------     -------------------
General and administrative expense.     $    230,611     $   67,719        $      832,834     $   106,879       $    1,259,413

Research and development expense              75,742              -               303,400               -              516,403

In-process research and
  development acquired.............                -              -                     -               -              376,624
                                        ------------     ----------        --------------     -----------       --------------

Loss From Operations...............         (306,353)       (67,719)           (1,136,234)       (106,879)          (2,152,440)

Interest income....................            1,234         14,105                 4,434          44,386               73,805

Write off of note receivable.......          (57,330)             -               (57,330)              -              (57,330)

Interest expense...................          (48,543)             -               (56,686)              -              (56,696)

Interest expense from amortization
  of discount on convertible
  promissory notes.................         (143,420)             -              (399,179)              -             (450,014)
                                        ------------     ----------        --------------     -----------       --------------

Net Loss                                $   (554,412)    $  (53,614)       $   (1,644,995)    $   (62,493)      $   (2,643,465)
                                        ============     ==========        ==============     ===========       ==============

Basic and Diluted Loss
  Per Common Share.................     $      (0.04)    $    (0.01)       $        (0.13)    $     (0.01)
                                        ============     ==========        ==============     ===========

Basic and Diluted Weighted-
  Average Common Shares
  Outstanding......................       12,375,265      8,500,000            12,192,612       8,500,000
                                        ============     ==========        ==============     ===========

                                          CHAPEAU, INC. AND SUBSIDIARY
                                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                                          (A Development Stage Company)
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                                        For the period from
                                                                                                          February 3, 2000
                                                                           For the Nine Months                (date of
                                                                                Ended                     inception of the
                                                                               March 31,                    development
                                                                  ----------------------------------      stage) through
                                                                        2002              2001             March 31, 2002
                                                                  ----------------------------------    -------------------
Cash Flows From Operating Activities Net loss..............         $ (1,644,995)     $     (62,493)         $ (2,643,465)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Write-off of in-process research and
      development acquired.................................                    -                  -               376,624
    Interest paid with common stock                                       23,430                  -                23,430
    Amortization of discount on convertible
      promissory notes.....................................              399,179                  -               450,814
    Depreciation and amortization..........................              102,746                  -               127,861
    Write off of note receivable...........................               57,330                  -                57,330
    Interest income accrued on advances to Specialized.....                    -                  -                (5,348)
    Changes in assets and liabilities:
      Inventories and related deposits.....................              (43,435)                 -              (276,445)
      Other current assets.................................               20,940            (42,318)               (4,052)
      Other assets.........................................                6,481                  -               (15,086)
      Accounts payable.....................................              121,494              1,659               227,423
      Accrued liabilities..................................              274,825             23,942               333,160
                                                                    ------------      -------------          ------------
  Net Cash Used In Operating Activities....................             (682,005)           (79,210)           (1,347,754)
                                                                    ------------      -------------          ------------

Cash Flows From Investing Activities
  Issuance of note receivable..............................                    -           (200,000)             (200,000)
  Collection of note receivable............................               50,971                  -               142,670
  Advances paid to Specialized prior to acquisition........                    -           (317,464)             (397,464)
  Cash acquired in acquisition of Specialized,
    net of acquisition costs paid..........................                    -            (23,152)               97,018
  Purchase of property and equipment.......................              (48,575)                 -               (52,754)
                                                                    ------------      -------------          ------------
  Net Cash Provided By (Used In) Investing Activities......                2,396           (540,616)             (410,530)
                                                                    ------------      -------------          ------------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock,
    net of offering costs..................................                    -                  -               987,285
  Proceeds from issuance of convertible
    promissory notes and related beneficial
    conversion feature.....................................              472,111                  -               542,611
  Proceeds from issuance of warrants and common stock
    related to convertible promissory notes................              137,889                  -               267,389
                                                                    ------------      -------------          ------------
Net Cash Provided By Investing Activities..................              610,000                  -             1,797,285
                                                                    ------------      -------------          ------------

Net Increase (Decrease) In Cash And Cash Equivalents                     (69,609)          (619,826)               39,001

  Cash And Cash Equivalents At Beginning Of Period.........              108,610            989,555                     -
                                                                    ------------      -------------          ------------

Cash And Cash Equivalents At End Of Period.................         $     39,001      $     369,729          $     39,001
                                                                    ============      =============          ============

                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements

Note (A)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. and subsidiary (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended June 30, 2001 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2001, included in the Company's annual report on Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial
statements  contain  all  adjustments   (consisting  of  only  normal  recurring
adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2002, its consolidated results of operations for the three months ended March 31, 2002 and 2001, and its consolidated results of operations and cash flows for the nine months ended March 31, 2002 and 2001, and for the period from February 3, 2000 (date of inception of the development stage), through March 31, 2002. The results of operations for the three months and nine months ended March 31, 2002, may not be indicative of the results that may be expected for the year ending June 30, 2002.

Note (B) Organization and Nature of Operations

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

Note (C) Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants and convertible promissory notes have been excluded from the diluted loss per share calculations. None of the total options or warrants to acquire 5,140,000 shares of common stock outstanding at March 31, 2002, or the common shares issuable upon conversion of $810,000 of promissory notes were included in the computations of diluted loss per share.

Note (D) Convertible Promissory Notes and Warrants

During the quarter ended September 30, 2001, the Company issued $135,000 of 0% convertible promissory notes and warrants to purchase 540,000 shares of common stock for net proceeds of $135,000. The promissory notes may be converted at the option of the holders at any time from the date issued into common stock at $0.25 per share. The promissory notes were secured by all of the assets of the Company and matured 120 days after issuance.

The warrants to purchase common stock were exercisable at the lesser of $0.25 per share or 85% of the average of the closing prices of the common stock for the 30 trading days immediately preceding the date of exercise. The warrants expired 120 days from the date of issuance. The fair value of the warrants was $52,990 ($0.098 per share) on the dates issued, which was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 3.4%, expected dividend yield of 0%, expected volatility of 186%, and expected lives of 120 days.

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

During the quarter ended December 31, 2001, the Company issued $325,000 of 10% convertible promissory notes, of which $75,000 is with the Chairman of the Board of Directors of the Company, and warrants to purchase 1,300,000 shares of common stock for net proceeds of $325,000. In connection with these notes, the Company also agreed to issue 107,250 shares of common stock of the Company to the note holders as additional consideration in the form of a "success fee" for these new notes. The promissory notes may be converted at the option of the holders at any time from the date issued into common stock at $0.25 per share. As an alternative to conversion, the principal balance was payable at maturity and the note holders were entitled to receive one share of common stock for each $3 of principal outstanding at that date.The promissory notes are secured by all of the assets of the Company and mature 180 days after issuance. The warrants to purchase common stock are exercisable at the lesser of $0.25 per share or 85% of the average of the closing prices of the common stock for the 30 trading days immediately preceding the date of exercise. The market value of the Company's stock on the days the promissory notes were issued ranged from $0.13 to $0.25 per share.

During the quarter ended December 31, 2001, four promissory notes (totalling $210,000) that were issued during May, June and July 2001 matured. In accordance with the provision of the notes, the Company issued 70,000 shares of common stock to the note holders pursuant to the alternative conversion rights in the notes, which were valued at $14,267 or $0.20 per share. These notes were neither paid by the Company in accordance with the terms of the notes nor were the notes converted into common stock by the note holders. In February 2002, the Company entered into forebearance agreements with each of these note holders, to be effective as of the original due dates (in October 2001) of the notes, whereby
a) the due dates of notes were extended to May 13, 2002, b) the notes commenced bearing interest at 10% per annum from the original due dates of the notes, c) the expiration dates of the associated warrants to acquire 840,000 shares of common stock were extended to May 2002, and d) the Company agreed to issue 111,300 shares of common stock as additional consideration to the note holders. In connection with the forbearance agreements, the Company paid accrued interest on the related notes through December 31, 2001, but has failed to make the required monthly interest payments subsequent thereto. The Company accounted for these transactions under the forebearance agreements as a troubled debt restructuring with no gain or loss recognized from these transactions.

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

The proceeds from the new notes and related warrants and stock were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $254,387 to the convertible promissory notes and $70,613 to the warrants and stock. The effective conversion price based on the amount allocated to the convertible promissory notes resulted in a beneficial conversion option of $19,249. Furthermore, an additional discount of $118,538, equal to the fair value on the dates of the forbearance agreements of the additional stock to be issued and warrants to be extended, was recorded against the extended promissory notes. The total discount of $208,400 for the quarter ended December 31, 2001 is being amortized as interest expense over the term of the new promissory notes or over the extended term of the notes subject to the forebearance agreements, which ever applies.

During the quarter ended March 31, 2002, the Company issued $150,000 of 10% convertible promissory notes and warrants to purchase 600,000 shares of common stock for net proceeds of $150,000. In connection with these notes, the Company also agreed to issue 49,500 shares of common stock of the Company to the note holders as additional consideration in the form of a "success fee" for these new notes. The promissory notes may be converted at the option of the holders at any time from the date issued into common stock at $0.25 per share. As an alternative to conversion, the principal balance was payable at maturity and the note holders were entitled to receive one share of common stock for each $3 of principal outstanding at that date.The promissory notes are secured by all of the assets of the Company and mature 180 days after issuance. The warrants to purchase common stock are exercisable at the lesser of $0.25 per share or 85% of the average of the closing prices of the common stock for the 30 trading days immediately preceding the date of exercise. The market value of the Company's stock on the days the promissory notes were issued was $0.10 per share. Consequently, there was no intrinsic value related to the beneficial conversion feature of the notes.

During the quarter ended March 31, 2002, two promissory notes (totalling $125,000) that were issued during September 2001 matured. In accordance with the provision of the notes, the Company has issued 41,650 shares of common stock to the note holders pursuant to the alternative conversion rights in the notes, which were valued at $9,163 or $0.22 per share. These notes were neither paid by the Company in accordance with the terms of the notes nor were the notes converted into common stock by the note holders. In February 2002, the Company entered into forebearance agreements with each of these note holders, to be effective as of the original due dates (in January 2002) of the notes, whereby
a) the due dates of notes were extended to May 13, 2002, b) the notes commenced bearing interest at 10% per annum from the original due dates of the notes, c) the expiration dates of the associated warrants to acquire 500,000 shares of common stock were extended to May 2002, and d) the Company agreed to issue 41,250 shares of common stock as additional consideration to the note holders. In connection with the forbearance agreements, the Company paid accrued interest on the related notes through December 31, 2001, but has failed to make the required monthly interest payments subsequent thereto. The Company accounted for these transactions under the forebearance agreements as a troubled debt restructuring with no gain or loss recognized from these transactions.

The total fair value of the new and extended warrants was $86,350 ($0.079 per share) on the dates the warrants were issued or extended. The fair value of the warrants was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 1.8%, expected dividend yield of 0%, expected volatility of 200%, and expected lives of 155 days.

The proceeds from the new notes and related warrants and stock were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $120,033 to the convertible promissory notes and $29,967 to the warrants and stock. Furthermore, an additional discount of $62,925, equal to the fair value on the dates of the forbearance agreements of the additional stock to be issued and warrants to be extended, was recorded against the extended promissory notes. The total discount of $92,892 for the quarter ended March 31, 2002 is amortized as interest expense over the term of the new promissory notes or over the extended term of the notes subject to the forebearance agreements, which ever applies.

Information regarding notes payable for the nine months ended March 31, 2002 is as follows:

                                                     Unamortized    Promissory
                                                      Discount on   Notes, Less
                                       Promissory     Promissory    Unamortized
                                       Notes, Gross      Notes        Discount
                                       ------------  -------------- ------------
 Balance at June 30, 2001............   $  200,000     $(148,365)    $   51,635
   Issuance of new notes.............      610,000      (171,602)       438,398
   Extension of existing notes.......            -      (181,463)      (181,463)
   Amortization of discount..........                    399,179        399,179
                                         ---------     ---------     ----------
 Balance at March 31, 2002...........    $ 810,000     $(102,251)    $  707,749
                                         =========     ==========    ==========

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

Operations

         The Company has been in the development stage since February 3, 2000 and has had no sales through March 31, 2002, or subsequent thereto. Prior to the change in managerial control, the expenses of the Company were not significant and were composed of general and administrative expenses principally for travel and professional fees. The Company has incurred general and administrative expenses in the amount of $1,259,413, and research and development costs of $516,403 for the period from February 3, 2000 (date of inception of the development stage) to March 31, 2002, principally since February 2001. General and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services. Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

         At March 31, 2002, the Company had current assets of $322,665 and current liabilities of $1,287,991, resulting in a working capital deficit of $965,326. Current assets principally consist of inventories and deposits toward the purchase of inventories. Inventories and related deposits principally represent amounts paid towards engines and related generators for the first ten systems to be assembled. The Company also has a note receivable from another corporation which was originally issued in the amount of $200,000 and was originally due April 4, 2001, but is currently in default. The note bears interest at the rate of 8% per annum and is guaranteed by an individual. The debtor has made principal payments of $142,670 through March 31, 2002, leaving a balance of $57,330. At March 31, 2002, management of the Company concluded that the balance of the note will not be collected without significant legal costs. Accordingly, the Company has written off the balance of the note.

Plans for Research and Development

         The Company has finalized development of a prototype of its principal Combined Heat and Power ("CHP") generation system. The CHP generation system utilizes a Deutz Model 1015 natural gas reciprocating engine, is fully functional and is in process of receiving UL Listing. The Company has developed and finalized it's proprietary emission process utilizing the Company's exclusive EGR (Exhaust Gas Recirculation) system. The system, currently under examination for trademark or patent application is being termed, "Lean-One" as the Deutz 1015 still maintains all characteristics of it's original "lean burn configuration" with this newly developed technology. The Company believes this emission process shall allow the BluePoint product line the ability to meet and exceed the most stringent AQMD (Air Quality Management District) standards in the domestic market while maintaining the characteristics of "lean burn engine technology", thus producting high engine efficiencies and longer engine life. To that end, the Company has received testing results that occurred on April 5, 2002, at our facility in Reno Nevada from Best Environmental, a Livermore, California based California Air Resources Board (CARB) certified laboratory stating that the new BluePoint Co-Generation system utilizing it's proprietary "Lean-One" emission technology has dramatically exceeded the requirements of the South Coast Air Quality Manangement District (SCAQMD), one of the most restrictive air containment zones in the U.S. BluePoints results registered
0.038 grams Nox per brake-horsepower hour, nearly 60% below the SCAQMD requirement. In anticipation of the Company'snext order to Deutz, the Company is in the process of finalizing an exclusive supply agreement between the Company and Deutz AG. The Company is working with Encorp Corporation for the development of various digital control systems to be incorporated into the CHP generation system.

         Dependent on its ability to obtain additional financing, the Company anticipates the development of several different CHP generation systems over the next twelve months, including a Deutz 300kW system and a 325kW system utilizing a Cummins natural gas engine.

Liquidity and Sources of Financing

         As a consequence of the Company receiving CARB certified testing results on it's emission system allowing the BluePoint product to operate in Califorinia and more importantly in the restrictive SCAQMD district, the Company is currently negotiating for the sale of its CHP generation systems to several public utilities and other energy service companies, particularly in the high demand area of California, both the southern and northern portions of the State. Management anticipates that the Company will be able to significantly finance its operations from the proceeds from these sales, if realized. The Company is also currently attempting to arrange additional bridge financing to increase working capital. In addition, the Company is seeking to obtain financing from a private placement of its common stock or other equity equivalent vehicles. To that end, the company signed a non-binding financial advisory agreement in December 2001 with Bank of Oklahoma Securities Corp., Corporate Finance Group, which is a wholly owned subsidiary of Bank of Oklahoma Financial Corp. The Company is reliant upon the success of its efforts to obtain additional financing in order to satisfy its cash requirements pursuant to its plan of operations. There is no assurance that sales or additional financing will be realized.

Plan of Operations

         The Company plans to focus sales and marketing of its CHP generation systems in California initially, with plans to expand distribution to the domestic United States and worldwide. The Company shall seek to form strategic partnerships with certain companies engaged in the distribution of power generation products utilizing a number of technologies for both domestic and international marketing and sales. The Company is currently in discussion with such companies engaged in the distribution of power generation products for distribution and purchase of the companies initial product, the Deutz 1015 260kW "Lean-One" system.

         If the Company achieves the financing necessary to pursue its plan of operations for the next 12 months, it is anticipated that the Company shall need to add approximately fifty additional employees during the onset of that period.

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

         All of the promissory notes (totalling $810,000) that have been issued by the Company currently bear interest at 10% either under the terms of the original notes or under the terms of subsequent forebearance agreements. The Company has paid accrued interest of these notes, as applicable, through December 31, 2001. But the Company has failed to pay the required monthly interest payments for the quarter ended March 31, 2002 totalling approximately $13,000.

--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

Exhibits
         None.



Reports on Form 8-K

         During the quarter ended March 31, 2002, the Company did not file a report on Form 8-K.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CHAPEAU, INC.



Dated:  May 10, 2002                              By /s/ Guy A. Archbold
                                                     ---------------------------
                                                       Guy A. Archbold, Director
                                                       (Chief Executive Officer)
                                                       (Chief Financial Officer)