Form 10KSB
period 2002-06-30
CHAPEAU INC
filed 2002-10-15
CIK 783211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2002

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

                       Commission file number 033-01289-D


                                   Chapeau, Inc.
                    --------------------------------------------
                   (Name of small business issuer in its charter)

                  Utah                             87-0431831
     ------------------------------             ----------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

     10 Greg Street, Sparks, Nevada                   89431
     ------------------------------             ----------------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number     (916) 780-6764
                              --------------
Securities registered under section 12(b) of the Act:

       Title of each class      Name of each exchange on which registered
               None                                  None
       -------------------      -----------------------------------------
Securities registered under section 12(g) of the Act:

                                     None
                               --------------
                              (Title of class)

     Check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

      Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for its most recent fiscal year were $0.

     The aggregate market value of the voting common stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the Issuer as of October 9, 2002 was approximately $1,941,103.

      As of October 9, 2002, the Issuer had 13,277,550 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                           Yes           No    X
                               ---------    ---------

                                TABLE OF CONTENTS



Item Number and Caption                                         Page


PART I

1.   Description of Business                                       3

2.   Description of Property                                       6

3.   Legal Proceedings                                             6

4.   Submission of Matters to a Vote of Security Holders           6


PART II

5.   Market for Common Equity and Related Stockholder Matters      7

6.   Management's Discussion and Analysis or Plan of Operation     7

7.   Financial Statements                                         13

8.   Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure                          13


PART III

9.   Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16(a) of the
     Exchange Act                                                 14

10.  Executive Compensation                                       17

11.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                   20

12.  Certain Relationships and Related Transactions               22

13.  Exhibits and Reports on Form 8-K                             23

14.  Controls and Procedures                                      24


SIGNATURES                                                        25

                                     PART I



                        ITEM 1.  DESCRIPTION OF BUSINESS





HISTORICAL OVERVIEW

     Chapeau, Inc. or Chapeau, was organized under the laws of the State of Utah on September 19, 1985, to provide a capital resource fund to be used to participate in business opportunities. Chapeau completed a public offering of its common stock in March of 1986. Initially, Chapeau engaged in the operation of sport clothing stores, but was unsuccessful and closed its final store in May 1989. Chapeau did not have active operations from May 1989 until February 3, 2000.

     Control and management of Chapeau changed on February 3, 2000, and two former principal shareholders entered into a Stock Purchase Agreement with a group of investors. The new investors purchased 5,000,000 shares of common stock from the two former principal shareholders. The two former principal shareholders and one of the new investors agreed to return 7,820,049 shares of common stock for cancellation for no consideration. The two former principal shareholders also agreed to contribute notes payable and accrued interest totaling $16,602 due to them to the capital of Chapeau for no consideration.

     Additionally, the former board of directors resigned and the new investor group appointed a new board of directors. As a result of the stock purchase and change in management, Chapeau's operations were reactivated on February 3, 2000, representing the inception of a new development stage for financial reporting purposes. The development stage activities included raising capital and seeking investment or merger opportunities.

     In February 2001, two of the then-existing members of the board of directors and all of the officers resigned their positions, and Thomas J. Manz and Guy A. Archbold were appointed as directors of Chapeau to fill the vacancies created by their resignations. In addition, Mr. Manz became the Chairman of the Board and Mr. Archbold became the Chief Executive and Financial Officer.

     On April 11, 2001, Chapeau merged a wholly owned Nevada subsidiary with Specialized Energy Products, Inc., or Specialized, making Specialized a wholly owned subsidiary of Chapeau. Specialized is a company that sells customized engines and control panels for use in the development, assembly and marketing of packaged co-generation and power generation systems to the electrical power market.

     Specialized was acquired in exchange for the cancellation of advances totaling $397,464 plus related accrued interest of $5,348, the initial issuance of 3,500,000 shares of common stock and the potential issuance of an additional 3,000,000 shares of common stock on the achievement of certain benchmarks in the development of Specialized's business, according to the following schedule:


..    1,000,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

..    1,000,000 shares upon the realization of gross revenues of not less than
     $2,000,000 in any fiscal quarter; and

..    1,000,000 shares upon the realization of gross revenues of not less than
     $4,000,000 in any fiscal quarter.

     The acquisition has been accounted for as a purchase business combination. Because there was no market for Chapeau's stock at the date of the acquisition, the value of the 3,500,000 shares has been accounted for at a price of $0.15 per share based on recent sales of common stock between shareholders to equal a total value of $525,000. The 3,000,000 shares that are contingently issuable based on the future events outlined above will be recorded as additional purchase price allocated to in-process research and development and charged to expense at the current market value of the common stock on the date the shares become issuable.

BUSINESS OF ISSUER

     Specialized has developed customized engines and control panels used by developers and manufacturers of packaged cogeneration and power generation systems supplied to the electrical power market.

     Cogeneration is a type of distributed power generation in which excess or waste heat from the initial power generation is used for another purpose, such as providing industrial process heat, generating additional power by spinning a second turbine, or providing building heat to supplement or replace HVAC systems (this latter application known as "combined heat and power," or CHP). Cogeneration products therefore empower industrial and commercial entities to provide their own energy supply to meet their demand requirements independent from an arguably increasingly inadequate public supply and infrastructure. Because cogeneration and related products offer cost effective reliable energy and independence from the public utility grid, we expect the market for our products to grow rapidly.

     Anticipating this growing need, we intend to capitalize on Specialized's core competencies by focusing its resources on the development of a packaged onsite cogeneration solution targeting commercial and industrial application requirements under 1.4 megawatts. We intend to combine engineering expertise, technological advances, and key strategic partnerships and alliances to meet the demand for commercial and industrial cogeneration products. Our first-generation product is currently based on a well-established natural gas fired, reciprocating engine combined with state-of-the-art, proprietary emission control technologies. Initial independent emissions testing have yielded very favorable results and we anticipate finalizing commercial configuration by the end of calendar 2002.

     At present, a significant sole-source supplier provides the gas-fired engine that is the core of our product. We have, however, and intend to continue evaluating alternative engines that would be suitable for use in our products in the future.


     We are continuing to evaluate alternative distribution channels for our products, including, among others, a direct sales force as well as third party distributors. Our primary target market will be principally commercial and industrial power users, as well as gas and electric utilities, with application requirements under 1.4 megawatts.

     The market for small scale CHP cogeneration equipment is competitive and many of our competitors have more business experience and financial resources
than  we  do.   The public utility grid notwithstanding, competing  technologies used to support cogeneration applications under 1 megawatt include the following, with sample companies noted parenthetically:

..    reciprocating diesel and gas engines (Deutz; Cummins; and Waukesha);
..    gas turbines (Pratt & Whitney);
..    microturbines (Capstone Turbines); and
..    fuel cells (Ballard; and Westinghouse).

     Proprietary protection for our products, processes and know-how is important to our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We intend to file patent applications to protect our technology, inventions and improvements as soon as practicable.

     We are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. We believe that our facility and practices for controlling and disposing of the limited amount of waste and potentially hazardous materials it produces comply with applicable environmental laws and regulations. Further, the use of our cogeneration equipment is subject to regulation by the Environmental Protection Agency of the federal government as well as certain state and local regulatory agencies. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Our cost of compliance with federal state and local environmental laws for the last fiscal year was minimal.

      For a more detailed discussion of our research and development efforts, including resulting products, see Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, "Operations", "Plans for Research and Development", and "Plan of Operations".

EMPLOYEES

     As of June 30, 2002, we currently had five employees-two at the management level and three in research and development.


                        ITEM 2.  DESCRIPTION OF PROPERTY


     We lease our principal commercial property in Sparks, Nevada, which is currently used for office space and research and development activities. This space will also be used for assembly and marketing of our products. The building on this property consists of approximately 50,287 square feet. The term of the lease is for five years through May 31, 2006, with options to extend the lease for two additional five-year periods. Current monthly rent on this facility is $15,086. Under the terms of the lease, the landlord is obligated to maintain insurance on the real property. We believe that this facility is adequate for our needs currently and into the near future, and that additional space will be available on commercially reasonable terms as needed.

     Our chief executive officer maintains an office located in Granite Bay, California.



                           ITEM 3.  LEGAL PROCEEDINGS


     We are presently involved in certain minor legal matters incidental to our business which, if adversely decided, would not have a material adverse affect upon our business or financial condition. To the best of our knowledge, there are no proceedings pending or threatened against any executive officer or director of Chapeau, whose position in such proceeding would be adverse to that of Chapeau.



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     During the three months ended June 30, 2002, we did not hold a shareholders' meeting and did not submit any matter to a vote of the security holders of Chapeau.


                                     PART II



                      ITEM 5.  MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


     Chapeau currently has approximately 140 shareholders of record of its common stock. We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future. We intend to retain earnings, if any, to support the growth of our business. Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

     Prior to May 2001, there was no public market for our common stock. Chapeau is currently publicly traded on the Over-the-Counter Bulletin Board under the symbol "CPEU." On October 9, 2002, the closing quotation for our common stock was $0.20. The following table sets forth, for the periods indicated, the high and low closing quotations of our common stock, as reported on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not represent actual transactions.

                                          Stock Price Ranges
                                      ---------------------------
  Quarter ended:                           High             Low
  --------------                         --------         -------
  June 30, 2002                          $  0.28          $  0.07
  March 31, 2002                         $ 0.255          $  0.10
  December 31, 2001                      $  0.30          $  0.13
  September 30, 2001                     $  0.65          $  0.15
  June 30, 2001                          $  0.85          $  0.05



                ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


Forward looking statements

     This report and other information made publicly available from time to time may contain certain forward-looking statements and other information relating to Chapeau and its business that are based on the beliefs of management and assumptions made concerning information then currently available to management. Such statements reflect the views of management at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of Chapeau, is subject to the material risks listed below under "Risk Factors" and assumptions made by management.


     These risks include the viability of the planned market penetration that we intend to make as a result of the Specialized merger, our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current and future cost structure. Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

Risk factors

     The material risks that we believe are faced by Chapeau as of the date of this report are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Chapeau.

     Need for additional financing. We have not generated any operating revenues and expect to operate at a loss at least for the near term. Our expenses are expected to continue to grow as we attempt to sell a significant number of systems. Although we have recently received some funding, we will need substantial additional funding from outside sources to continue and expand our business. We cannot be sure that we can obtain that needed financing on terms acceptable to us.

     History of operating losses. During this past fiscal year, Chapeau sustained a loss of $2,462,779. We cannot continue to sustain significant losses for an extended period of time and expect to survive.

     Competition. We face substantial competition in the sale of co-generation and power generation systems. Most of our competitors have substantially greater resources than we do.

     Customers need for third party financing. A number of our potential customers have indicated that the finalization of purchase orders require the customer to obtain third party financing. We can provide no assurance that such financing will be available for our customers. If such financing is not generally available, our sales efforts will be adversely affected.

     Dependence on a few key employees. We are dependent upon the skill and ability of our management, which currently consists of only two persons. We currently lack depth of management and there is no assurance that we can hire additional qualified personnel, even if our order flow increases and requires additional personnel to conduct our business.

     Poor market for capital expenditures. Many companies, including potential customers, have substantially decreased their purchases of capital assets. A continuation of this trend would undoubtedly adversely affect our sales efforts.

     Lack of operating history of product systems. While our lead product has been thoroughly tested in the laboratory, our product does not have a history of operations in the field. Any failure in field performance would adversely affect us.


     Dependence on a few suppliers. We currently rely on only a few suppliers for engines, digital controls, and absorption chiller technology. Any problems with these suppliers may adversely affect our business.

     Lack of credit. While we believe that we have good relationships with our suppliers, credit from these suppliers is not easily obtained. Failure to be able to purchase materials on credit in the future would adversely affect our business.

     Short-term nature of current financing. At June 30, 2002, we owe $830,000 on convertible promissory notes. In August 2002, we entered into a loan agreement to borrow up to an additional $500,000. All of this debt is short-term and currently due in February 2003. If we fail to find additional financing or generate sufficient revenues to either pay the short-term debt, receive extended terms, or have the debt holders convert to equity, we could face foreclosure of our assets.

     Limited public market for Chapeau's shares. Although our common stock has been traded on the OTC Bulletin Board, the trading has been sporadic and without significant volume. There can be no assurance that an active public market for our common stock will develop or be sustained.

Use of estimates and critical accounting policies

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts in the financial statements and the related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates.

      Our principal accounting estimates pertain to the purchase accounting related to the acquisition of Specialized and resultant intangible assets acquired. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2002, the carrying values of unamortized intangible assets related to workforce in place and trade processes were written off, resulting in a charge against operations of $318,531.

Overview

As discussed elsewhere in this report, managerial control of Chapeau was transferred to a new board of directors in February 2001. Prior to that time, former management had maintained Chapeau in good standing and had been seeking an investment or merger opportunity. After the managerial change, we acquired Specialized on April 11, 2001. Prior to this acquisition, we had advanced Specialized $397,464 and Specialized had commenced the development of a prototype power generation system. Subsequent to the acquisition of Specialized, we have continued the development of this power generation system.


Operations

We have been in the development stage since February 3, 2000 and have had no sales through June 30, 2002. We have incurred general and administrative expenses in the amounts of $1,086,599 and $409,128 for the years ended June 30, 2002 and 2001, respectively. We have also incurred research and development costs of $438,148 and $213,003 for the years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001, the general and administrative expenses and the research and development expenses were incurred principally after the change in managerial control in February 2001. General and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services. Research and development expenses principally consist of prototype materials, wages, and outside service costs. Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees.

     At June 30, 2002, we had current assets of $288,762 and current liabilities of $1,696,546 resulting in a working capital deficit of $1,407,784. Current assets principally include inventories and deposits paid towards engines and related parts for the first ten systems to be assembled. Current liabilities principally include trade accounts payable, accrued wages and related payroll tax liabilities, and convertible promissory notes and related accrued interest. Of the convertible promissory notes, we were in default on the payment of $660,000 of the notes at June 30, 2002 or shortly thereafter. As described below, the default on these notes has now been cured.

      On August 14, 2002, we entered into a loan agreement with Calim Private Equity, LLC ("Calim") to borrow an amount up to $500,000 (the "Calim Loan Agreement"). Under the Calim Loan Agreement, we may request drawings under the promissory note on a monthly basis, unless otherwise authorized by Calim. The note bears interest at 12% per annum, payable quarterly, commencing November 1, 2002. The note and any unpaid accrued interest are due February 1, 2003. The loan is secured by a first lien security interest in and to all of Chapeau's assets. The loan is also convertible, at the option of Calim, into convertible bonds, the terms of which are to include 1) bonds are to be due five years after conversion; 2) bonds will be issued in units of $1,000; 3) interest on the bonds will accrue at 12% per annum, payable on a semiannual basis; 4) bonds are to be redeemable by Chapeau, but not earlier than two years after conversion; 5) each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share, warrants to expire two years after issuance; 6) conversion price of bonds will be subject to annual reset to provide for a twenty percent increase in benefit to the holders; and 7) customary registration rights and anti-dilution provisions. Furthermore, we covenanted with Calim not to issue options or equity securities, not to incur short-term debt, not to encumber our assets, not to merge with any other company, and not to sell or otherwise dispose of our assets, except as permitted in writing by Calim or permitted within limits set in the covenants.

      Furthermore, as required by the Calim Loan Agreement, all current holders of notes totaling $830,000 of short-term debt entered into forbearance and subordination agreements whereby they agreed to 1) extend the maturity dates of their notes and accrued interest until February 2, 2003 and 2) subordinate their security interest in Chapeau's assets to the security interest of Calim. As part of the forbearance agreements, we agreed to issue one share of common stock to the noteholders for each dollar of principal for a total of 830,000 shares of common stock. Finally, our management and board of directors agreed to defer 100% of prior unpaid compensation and 30% of their current compensation until after the maturity of the Calim loan.


Plans for Research and Development

     We are completing prototype development of our initial cogeneration system. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, is fully functional and is in process of receiving UL Listing and SCAQMD emission certification. The system employs a proprietary emission process utilizing our exclusive exhaust gas recirculation ("EGR")
system. Initial independent emissions testing have yielded very favorable results. The system, referred to as "Lean-One" for its lean burn configuration and characteristics, is currently under examination for trademark or patent application. We developed our emission process to enable our products to meet and/or exceed the most stringent air quality management district standards in the domestic market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One system was performed by Best Environmental, a California Air Resources Board ("CARB") certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002. Best Environmental confirmed that the Lean-One system dramatically exceeded the requirements of the South Coast Air Quality Management District ("SCAQMD"), one of the most restrictive air containment zones in the United States. The Lean-One's results registered 0.038 grams nitrogen oxides per brake-horsepower hour, nearly 60% below the SCAQMD requirement. In anticipation of commercial introduction of Lean-One product, we are in the process of finalizing an exclusive supply agreement with its engine supplier. We are also working toward an exclusive supply arrangement with a developer of certain digital control systems incorporated in the Lean-One system.

      Dependent on our ability to obtain additional financing, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One over the next twelve months in additional power configurations.

Liquidity and Sources of Financing

     As a consequence of the above noted CARB certified testing results, we have received several inquiries concerning availability and sales of our Lean-One system. We are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States. Our management anticipates that we should be able to significantly finance our operations from the proceeds from these sales, if and when realized.

      As discussed in further detail above, we secured certain bridge financing pursuant to the Calim Loan Agreement in August 2002. We anticipate, however, that additional capital beyond the amount available for borrowing thereunder will likely be required prior to commencing commercial operations. Exercise of the conversion provisions available under the Calim Loan Agreement could provide us with working capital sufficient to meet these anticipated immediate-to-near-term cash requirements. There can be no assurance, however, that any conversion provisions will be exercised or, if exercised, will be sufficient to provide working capital necessary to meet our cash requirements.

      Concurrent with all of the foregoing, we will continue to evaluate alternative sources of capital to meet our cash requirements, including other debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable us.


Plan of Operations

      We plan to focus sales and marketing efforts of our CHP systems in California initially, with plans to subsequently expand distribution to the domestic United States and worldwide. We are seeking to form strategic
partnerships  and  other  alliances  with  certain  companies  engaged  in   the
distribution of power generation products to achieve both domestic and international marketing and sales objectives. We are currently in discussion with several such companies in connection with sales and marketing of our initial product. While we are optimistic that these discussions will result in positive outcomes for Chapeau, there can be no assurance that any strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to Chapeau or will result in significant sales, if any, of our products.

      If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we anticipate adding a significant number of employees during that period.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. We will adopt SFAS 142 on July 1, 2002. We do not expect that the adoption of this standard will have a material impact on our results of operations and financial position.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for Chapeau beginning July 1, 2002. We do not expect that the adoption of this standard will have a material impact on our results of operations and financial position.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force issue No. 94-3 ("EITF 94-3"). We are required to adopt SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability  is  incurred.  Under EITF 94-3, a liability  for  an  exit  cost  was recognized at the date of the company's commitment to an exit plan. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans.

                          ITEM 7.  FINANCIAL STATEMENTS


      The financial statements are set forth immediately following the signature page.



            ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


None.


                                    PART III



     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     Set forth below is the name and age of each executive officer and director of Chapeau, together with all positions and offices held by each, the term of office, and the period during which each has served:


                                                               Director and/or
         Name            Age     Position and Office Held     Executive Officer
                                                                   Since
--------------------    ----    --------------------------    -----------------
Thomas J. Manz           52     Chair, Board of Directors     February 14, 2001
Guy A. Archbold          50     Chief Executive Officer       February 14, 2001
                                Chief Financial Officer
                                Secretary
                                Member, Board of Directors
Gerald H. Dorn           63     President                     April 11, 2001
                                Chief Operating Officer
                                Member, Board of Directors
Robert Freiheit          45     Member, Board of Directors    November 15, 2001
Robert W. Medearis       70     Member, Board of Directors    May 15, 2002
Robert K. Adams, Sr.     64     Member, Board of Directors    April 11, 2001


     A director's regular term is for a period of one year or until his or her successor is duly elected and qualified.

     There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of Chapeau.

     Thomas J. Manz, a Director and Chairman of the Board, has been an owner, director, or managing member of various businesses, primarily involved with real estate development and financial services, for more than twenty years. Mr. Manz has been involved in the construction and development of millions of square feet of real estate, property management and sales. The projects have ranged in size from residential homes to commercial centers over 500,000 square feet. During the course of development he has overseen the selection and implementation of on-site power stations for backup and emergency uses. He also served as an operating officer and founding Director of M. L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a founding Director of Roseville First National Bank from 1990 and Chairman of the Board from 1993 to 2000 until the Bank merged with Western Sierra Bancorp. Mr. Manz has continued as a Director of Western Sierra Bancorp and is currently the Co-Chairman; he was a founding Director of Pacific Coast Banker's Bank since 1995 and is currently Chairman. Mr. Manz holds a Bachelor of Science degree from Iowa State University.


     Guy A. Archbold, the Chief Executive Officer, Chief Financial Officer, Secretary, and a director, joined Chapeau in February 2001. He began his career in the mid-1970s with the investment banking firm of Blyth Eastman Dillon & Co., which was subsequently acquired by Paine Webber. While at Paine Webber, Mr. Archbold managed its Boardroom Office in New York City, where he earned the distinction of being the youngest Senior Vice President in the firm. Shortly thereafter, Mr. Archbold became the youngest Divisional Director at Paine Webber, Inc. Mr. Archbold has also held positions as a Senior Vice President in charge of Institutional/Sales/Banking of the West Coast for Donaldson, Lufkin & Jenrette and similar positions as Managing Director for West Coast operations of other regional investment banks. During the past five years, Mr. Archbold has developed-with the former Dean of the Kellogg School of Management at Northwestern University-institutional quantitative analysis investment programs for endowment funds, state and local governmental retirement funds, municipalities, individuals, and brokerage firms. Mr. Archbold has a Bachelor of Arts degree from California State University and has completed advanced management course work at the Kellogg School of Management at Northwestern University, and the Wharton School of Business at the University of Pennsylvania.

     Gerald H. Dorn, the President, Chief Operating Officer and a director, has a background that includes thirty years of mechanical contracting, HVAC and power generation experience. He joined Chapeau through the merger of Specialized, a company focused on designing, assembling and selling packaged CHP systems for both domestic and international customers. Prior to forming Specialized in 1999, Mr. Dorn worked as a mechanical engineering consultant within the power generation industry and in a variety of entrepreneurial ventures that he co-owned. He founded several power generation and energy related businesses. In 1980, Mr. Dorn formed Padre Mechanical, Inc., a design/build mechanical contracting company, specializing in commercial and industrial projects including a large service and maintenance segment. The firm was profitably sold in 1991. In 1991, he helped form Intelligent Solutions, Inc., a packaged co-generation design company specializing in small (under 120 kilowatt) sized systems assembled under sub-contract agreement with Magnetec. From 1970 to 1980, Mr. Dorn held the position of General Sales Manager in the field of mechanical contracting for several large and small HVAC and plumbing companies in Southern California.

     Robert Freiheit, a Director, is a principal and founder of Liberty Associates, a privately held Northern California based real estate development firm with over one million square feet of commercial real estate under ownership and management. With Liberty, Mr. Freiheit has over twenty years of development and management experience, including long term tenant associations with major chain franchisers such as RiteAid, Albertson's, Papa Murphy's and Little Caesar's Pizzerias. His diverse background also encompasses significant involvement with selection of heat and power system construction on behalf of tenants. Mr. Freiheit is a graduate of Ohio State University in Columbus, Ohio, with a Bachelor of Science in Chemistry and a Minor in Economics.

     Robert W. Medearis, a Director, is a management consultant and professional director. He has served in the capacity of director for nineteen companies and organizations over the last thirty years, including Silicon Valley Bank (founder), Bank Plus, Commerce Security Bank, Western Real Estate Trust, Risk Management Software (founder), InnerAsia/Geographic Travel, William Sherman Company, Chalice Investments, Inc., Techarmonic, Inc. and the Gorbachev Foundation. Served as Chairman of Silicon Valley Bank from 1983 to 1989, and is now Director Emeritus. He is a retired consulting professor for Stanford University's School of Engineering and at the University of California Davis School of Management. He holds an undergraduate degree in civil engineering from Stanford University and a Masters of Business Administration from the Harvard School of Business.


     Robert K Adams, Sr., a Director, has a background of experience in a diverse variety of business ventures relating mainly to banking and real estate development. His experience includes service as the Chairman and Director of banking institutions within California and Arizona, twenty years as a General Partner and Trustee for one of the top five Anheuser Busch distributors in the nation and twenty-five years as a real estate developer. His real estate development experience includes apartment buildings, condominiums, industrial and office parks, and gold course developments. Mr. Adams holds a Bachelor of Arts degree in Business Administration from Arizona State University.

Compliance with Section 16(a) of the Exchange Act

     Directors, officers and persons who own more than 10% of a registered class of an equity securities of Chapeau are not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


                        ITEM 10.  EXECUTIVE COMPENSATION


     The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the executive officers Chapeau. No other executive officer or employee earned compensation in excess of $100,000 for the periods indicated.

                           SUMMARY COMPENSATION TABLE
  Name and
 Principal    Year     Annual Compensation            Long Term Compensation
  Position
------------ ------  -----------------------  ---------------------------------------
                                       Other
                                       Annual                               All Other
                                       Compen-                               Compen-
                       Salary   Bonus  sation                                sation
                         ($)     ($)    ($)          Awards          Payouts   ($)
                      --------  -----  ----  ----------------------  ------  -------
                                                        Securities
                                             Restricted  Underlying
                                                Stock     Options/     LTIP
                                               Award(s)     SARs     Payouts
                                                 ($)        (#)        ($)
    (a)        (b)       (c)     (d)    (e)      (f)        (g)        (h)     (i)
------------ -------  --------  -----  -----  ---------  ----------  -------  ------
Guy A.       6/30/02  $175,000   $0     $0        $0          0         $0      $0
Archbold(1)  6/30/01  $ 58,333   $0     $0        $0      1,000,000     $0      $0
  Chief
Executive
Officer
 Chief
Financial
Officer

Gerald H.    6/30/02  $150,000   $0     $0        $0          0         $0      $0
Dorn(2)      6/30/01  $ 33,333   $0     $0        $0       200,000      $0      $0
  Chief
Operating
Officer

_________________________
(1) Mr. Archbold became the chief executive officer in February, 2001. On March 1, 2001, the Board of Directors approved an employment agreement for Mr. Archbold. The compensation amounts reported above represent the amounts earned under the employment agreement for the year ended June 30, 2002 and for the period from March 1, 2001 through June 30, 2001. The actual amounts paid were $64,615 for the year ended June 30, 2002 and $44,000 for the period from March 1, 2001 through June 30, 2001. The difference between the amounts earned and amounts paid have been accrued as a liability in the Consolidated Financial Statements.

(2) Mr. Dorn became the chief operating officer in April, 2001. On April 11, 2001, the Board of Directors approved an employment agreement for Mr. Dorn. The compensation amounts reported above represent the amounts earned under the employment agreement for the year ended June 30, 2002 and for the period from April 11, 2001 through June 30, 2001. The actual amounts paid were $52,500 for the year ended June 30, 2002 and $25,000 for the period from April 11, 2001 through June 30, 2001. The difference between the amounts earned and amounts paid have been accrued as a liability in the Consolidated Financial Statements.

     There were no stock options or stock appreciation rights granted to any of the named officers during year ended June 30, 2002.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                  Number of     Value of
                                                 Securities    Unexercised
                                                 Underlying    In-The-Money
                                                 Unexpired     Options/SARs
                         Shares                 Options/SARs   at FY-End ($)
                      Acquired on    Value      at FY-End (#)  Exercisable/
           Name         Exercise    Realized    Exercisable/   Unexercisable
                          (#)         ($)       Unexercisable

            (a)           (b)         (c)           (d)            (e)
  ------------------  -----------  ----------  ---------------  ----------
  Guy A. Archbold          0          $0       638,889/361,111     $0/$0
  Gerald H. Dorn           0           0        150,000/50,000     $0/$0

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

Chief Operating Officer

      Mr. Dorn became the chief operating officer in April 2001. On April 11, 2001, the Board of Directors approved an employment agreement with Mr. Dorn. The agreement provides for a term of three years at an annual base salary of $150,000 per year. In the event of termination during the first year of the agreement other than for cause or voluntary termination, a severance payment equal to the annual base salary will be paid. After the first year, a severance payment of one-half the annual base salary will be paid.

Chief Technology Officer

     Richard L. "Chuck" Sorter became the chief technology officer in April 2001. On April 11, 2001, the Board of Directors approved an employment agreement with Mr. Sorter. The Agreement provides for a term of three years at an annual base salary of $96,000 per year. In the event of termination during the first year of the agreement other than for cause or voluntary termination, a severance payment equal to the annual base salary will be paid. After the first year, a severance payment of one-half the annual base salary will be paid.


Compensation of Directors

     Pursuant to a unanimous consent of the Board of Directors dated April 10, 2001, each non-management director is entitled to director fees of $4,000 per month. Effective December 1, 2001, the compensation of each non-management director was changed to $1,000 per month, plus $1,000 for each board of directors meeting attended and $500 for each committee meeting attended. Chapeau does not separately compensate its board members who are also employees for their service on the board. Additionally, each director has been granted an option to purchase 200,000 shares of common stock of Chapeau on the following terms:

     (1) 100,000 shares of common stock, exercisable at $0.50 per share, vested immediately, and expiring three years from the date of vesting; and,

     (2) 100,000 shares of common stock, exercisable at $2.00 per share, 50% vested one year after grant and 50% vested two years after grant, all expiring five years from the date of vesting.

     On May 23, 2001, an option to purchase 300,000 shares of common stock was granted to Thomas J. Manz, the chairman of the Board of Directors, on the following terms:

     (1) 100,000 shares of common stock, exercisable at $0.75 per share, vested monthly over two-year period that commenced in May 2001, expiring May 23, 2004, and,

     (2) 200,000 shares of common stock, 50% exercisable at $1.00 per share and 50% exercisable at $1.50 per share, vested monthly over a two-year period that commenced in May 2001, expiring May 23, 2004.



               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 13,277,550 shares of common stock outstanding as of October 9, 2002, and information as to the ownership of our common stock by each of our directors and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


                                Number of
                                Shares of                Options to    Percent of
                                 Common       Percent      Acquire    Ownership if
    Name and Address of           Stock         of         Common       Options
     Beneficial Owners1           Held     Ownership2      Stock3      Exercised4
---------------------------  ------------  ------------  -----------  ------------
Principal Shareholders

Guy A. Archbold                         0        0.0%      727,778         5.2%
9525 Windrose Lane
Granite Bay, California
95746

Gerald H. Dorn                  2,234,750       16.8%      150,000        17.8%
508 Island Dr.
Reno, Nevada 89509

Robert Freiheit                   719,083        5.4%      150,000         6.5%
7112 Robinhood Way
Granite Bay, California
95815

Calim Private Equity, LLC               0        0.0%    1,000,000         7.0%
P.O. Box 2720
Aspen, Colorado  81612

Directors and Officers

Guy A. Archbold                 ------------------------See Above-----------------

Gerald H. Dorn                  ------------------------See Above-----------------

Thomas J. Manz                    174,750        1.3%      375,000         4.0%
4210 East Lane
Sacramento, California
95864

Robert Freiheit                 ------------------------See Above------------------
Robert W. Medearis                 66,500        0.5%      100,000         1.2%
195-A Bryant Street
Palo Alto, California  94301

Robert K. Adams                   376,950        2.8%        150,000            3.9%
P. O. Box 1083
Ketchum, ID  83340

All Officers and Directors      3,572,033       26.9%      1,652,778           35.0%
as a
Group (6)


(1)To the best of our knowledge, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.

(2)The percentages shown are based on 13,277,550 shares of Chapeau common stock outstanding as of October 9, 2002.

(3)Options to acquire common stock represent the amount of options exercisable by the indicated person as of a date sixty days after October 9, 2002.

(4)The percentage shown assumes the exercise of all options (exercisable within a date sixty days after October 9, 2002) held solely by that individual and a corresponding increase in the issued and outstanding common stock.


     The following table provides information as of June 30, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Chapeau are authorized for issuance.

                      Equity Compensation Plan Information
                               Number of                           Number of
                              securities       Weighted-          securities
                             to be issued       average            remaining
                                 upon           exercise         available for
                              exercise of       price of        future issuance
                              outstanding     outstanding        under equity
                               options,         options,      compensation plans
                               warrants         warrants          (excluding
                              and rights       and rights         securities
                                                                 reflected in
                                                                  column (a))
                                  (a)             (b)                 (c)
                             ------------    -------------     -----------------
Equity compensation plans
approved by security               0               -                   0
holders

Equity compensation plans
not approved by security       2,300,000         $1.32                (1)
holders

Total:
_________________________
(1)Although Chapeau has not approved formal equity compensation plans, the board of directors has granted options to officers and directors. Each of the six directors has been granted an option to acquire 200,000 shares of common stock. Additionally, the board has approved options to the Chief Executive Officer and to the Chairman of the Board to acquire 800,000 and 300,000 shares of common stock, respectively. See Item 10. EXECUTIVE COMPENSATION, "Employment Contracts" and "Compensation of Directors" for further details of the option grants.




            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In the fourth quarter of 2001, we issued $200,000 of 0% convertible promissory notes and warrants to purchase 800,000 shares of common stock. Of the notes and warrants issued, $100,000 of notes and warrants to purchase 400,000 shares of common stock were issued to two individuals that are related to the chairman of the board of directors through marriage. During the year ended June 30, 2002, we issued $135,000 of 0% convertible promissory notes, $495,000 of 10% convertible promissory notes, and warrants to purchase 2,520,000 shares of common stock. Of the notes and warrants issued during the year ended June 30, 2002, $200,000 of notes and warrants to purchase 800,000 shares of common stock were issued to three individuals who were or became members of the board of directors. The notes and warrants were issued to these individuals on the same terms as other notes and warrants issued at or near the same time to other individuals. See note 4 to the Consolidated Financial Statements for a detailed description of terms of the notes and warrants.


                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES

     The financial statements, including the index to the financial statements, are included immediately following the signature page to this report.

EXHIBITS

          SEC
Exhibit Reference
Number   Number      Title of Document                     Location
------- -------- --------------------------------  ----------------------------

  1       (3)    Articles of Incorporation         Incorporated by reference(1)

  2       (3)    Bylaws                            Incorporated by reference(1)

  3       (3)    Designation of Rights, Privileges Incorporated by reference(2)
                 and Preferences of 1997 Series A
                 Convertible Preferred Stock

  4       (4)    Specimen Stock Certificate        Incorporated by reference(1)

  5      (10)    Employment Agreements             Incorporated by reference(3)

  6      (10)    Option Agreements                 Incorporated by reference(3)

  7      (10)    Specialized Agreement             Incorporated by reference(3)

  8      (10)    Bridge Loans/Warrants             Incorporated by reference(3)

  9      (10)    Secured Convertible Promissory    Incorporated by reference(4)
                 Note (Example)

 10      (10)    Warrant Certificate for the       Incorporated by reference(4)
                 Purchase of Common Stock
                 (Example)

 11      (10)    Security Agreement (Example)      Incorporated by reference(4)

 12      (10)    Subscription Agreement (Example)  Incorporated by reference(4)

 13      (10)    Amendment and Forbearance         Incorporated by reference(4)
                 Agreement Dated January 8, 2002
                 (Example)

 14      (10)    Loan Agreement with Calim Private This filing
                 Equity, LLC

 15      (10)    Second Amendment and Forbearance  This filing
                 Agreement Dated August 14, 2002
                 (Example)

 16      (10)    Financial Advisory Agreement with This filing
                  Calim Private Equity, LLC


 17      (99)    Certification of Guy A. Archbold, This filing
                  Chief Executive Officer and Chief
                  Financial Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002, filed
                  herewith.
_________________________
(1)
   Incorporated by reference from Chapeau's registration statement on Form S-18 filed with the Commission, SEC File No. 33-1289-D.

(2)
   Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 1997.

(3)
   Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2001.

(4)
   Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2001.


REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ended June 30, 2002, we did not file a report on
 Form 8-K.



                        ITEM 14.  CONTROLS AND PROCEDURES



     Our Chief Executive Officer and Chief Financial Officer has concluded that our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-KSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   CHAPEAU, INC.


Dated:  October 11, 2002           By   /s/ Guy A. Archbold
                                     -----------------------------------------
                                   Guy A. Archbold, Chief Executive Officer and
                                   Chief Financial Officer (Principal Executive,
                                   Financial and Accounting Officer)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: October 11, 2002            By   /s/ Thomas J. Manz
                                     -----------------------------------------
                                        Thomas J. Manz, Director


Dated: October 11, 2002            By   /s/ Guy A. Archbold
                                      ----------------------------------------
                                        Guy A. Archbold, Director


Dated: October 11, 2002            By   /s/ Gerald H. Dorn
                                      ----------------------------------------
                                        Gerald H. Dorn, Director


Dated: October 11, 2002            By   /s/ Robert Freiheit
                                      ----------------------------------------
                                        Robert Freiheit, Director


Dated: October 11, 2002            By ----------------------------------------
                                        Robert W. Medearis, Director


Dated: October 11, 2002            By ----------------------------------------
                                        Robert K. Adams, Director


     I, Guy A. Archbold, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Chapeau, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  October 11, 2002

                                   /s/ Guy A. Archbold
                                   --------------------------------------------
                                   Guy A. Archbold, Chief Executive Officer and
                                   Chief Financial Officer


                                  CHAPEAU, INC.
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Page

     Report of Independent Certified Public Accountants               F-2

     Consolidated Balance Sheets - June 30, 2002 and 2001             F-3

     Consolidated Statements of Operations for the Years Ended
     June 30, 2002 and 2001 and for the Period from February 3,
     2000 (Date of Inception of the Development Stage)
     through June 30, 2002                                            F-4

     Consolidated Statements of Stockholders' Equity (Deficit)
     for the Period from February 3, 2000 (Date of Inception
     of the Development Stage) through June 30, 2000 and for
     the Years Ended June 30, 2001 and 2002                           F-5

     Consolidated Statements of Cash Flows for the Years Ended
     June 30, 2002 and 2001 and for the Period from February 3,
     2000 (Date of Inception of the Development Stage)
     through June 30, 2002                                            F-6

     Notes to Consolidated Financial Statements                       F-7





HANSEN, BARNETT & MAXWELL                         (801) 532-2200
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                5 Triad Center, Suite 750
                                            Salt Lake City, Utah 84180
                                                 www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
Chapeau, Inc.

We have audited the accompanying consolidated balance sheets of Chapeau, Inc. and subsidiary (a development stage company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2002 and 2001 and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. and subsidiary as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has not generated any revenues, and during the years ended June 30, 2002 and 2001, incurred losses from operations and had negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
October 9, 2002


                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,
                                                  ------------------------
                                                    2002          2001
                                  ASSETS          ----------    ----------
Current Assets
   Cash and cash equivalents                      $      445    $  108,610
   Note receivable                                         -       108,301
   Inventories and related deposits                  274,445       233,010
   Other current assets                               13,872        28,159
                                                  ----------    ----------
       Total Current Assets                          288,762       478,080

Property and Equipment, net of accumulated            45,230         8,008
depreciation

Intangible Assets, net of accumulated                      -       445,327
amortization

Other Assets                                          15,086        21,567
                                                  ----------    ----------
Total Assets                                      $  349,078    $  952,982
                                                  ==========    ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                               $  430,715    $  121,680
   Accrued liabilities                               460,778        65,852
   Convertible promissory notes, less                805,053        51,635
   unamortized discount                           ----------    ----------

       Total Current Liabilities                   1,696,546       239,167
                                                  ----------    ----------
Commitments                                                -             -

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value;
      5,000,000 shares authorized;
      none issued or outstanding                           -             -
   Common stock - $0.001 par value;
      325,000,000 shares authorized;
      12,447,550 shares and 12,000,000 shares
      issued and outstanding at June 30, 2002
      and 2001, respectively                          12,448        12,000
   Additional paid-in capital                      2,360,706     1,959,658
   Deficit accumulated prior to inception of
   the development stage                            (259,373)     (259,373)
   Deficit accumulated during the development     (3,461,249)     (998,470)
   stage                                          ----------    ----------

       Total Stockholders' Equity (Deficit)       (1,347,468)      713,815
                                                  ----------    ----------
Total Liabilities and Stockholders' Equity
(Deficit)                                         $  349,078    $  952,982
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

                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   For the
                                                                   period
                                                                    From
                                                                 February 3,
                                                                 2000 (date
                                                                     of
                                                                  inception
                                                                   of the
                                                                 development
                                        For the Years              stage)
                                           June 30,                through
                                  ---------------------------     June 30,
                                       2002           2001          2002
                                  ------------    -----------    -----------
General and administrative        $  1,086,599    $   409,128    $ 1,513,178
expense

Research and development               438,148        213,003        651,151
expense

Impairment of intangible assets        318,531              -        318,531

Impairment of note receivable           57,330              -         57,330

In-process research and                      -        376,624        376,624
 development acquired             ------------    -----------    -----------



Loss From Operations                (1,900,608)      (998,755)    (2,916,814)

Interest income                          3,755         49,170         73,126

Interest expense                       (69,443)             -        (69,443)

Interest expense from
amortization of discount on
convertible promissory notes          (496,483)       (51,635)      (548,118)
                                  ------------    -----------    -----------
Net Loss                          $ (2,462,779)   $(1,001,220)   $(3,461,249)
                                  ============    ===========    ===========

Basic and Diluted Loss per
Common Share                      $      (0.20)   $     (0.11)
                                  ============    ===========

Basic and Diluted Weighted-
Average Common
Shares Outstanding                  12,254,160      9,267,123
                                  ============    ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     Deficit           Deficit
                                                                   Accumulated       Accumulated                Total
                          Common Stock             Additional      Prior to the       During the            Stockholders'
                     -----------------------         Paid-In       Development       Development               Equity
                       Shares         Amount         Capital          Stage             Stage                 (Deficit)
                     ----------      -------      ------------     -----------    -------------------        -----------
Balance -
  February 3, 2000
  Date of Inception
  of the Development
  Stage              12,320,049      $12,320      $    230,451     $  (259,373)   $                 -        $   (16,602)
                     ----------      -------      ------------     -----------    -------------------        -----------
Conversion of
  related party
  note payable
  and accrued
  interest
  into additional
  paid capital                -            -            16,602               -                      -             16,602

Cancellation of
stock                (7,820,049)       (7,820)            7,820               -                      -                  -

Issuance for
  cash, from
  February 28
  to March 13,
  2000, $0.25
  per share,
  less
  offering costs      4,000,000        4,000           983,285               -                      -            987,285

Net income                    -            -                 -               -                  2,750              2,750
                     ----------      -------      ------------     -----------    -------------------        -----------


Balance - June
  30, 2000            8,500,000        8,500         1,238,158        (259,373)                 2,750            990,035

Shares issued
  in acquisition
  of Specialized
  Energy Products,
  Inc., April 11,
  2001, $0.15
  per share           3,500,000        3,500           521,500               -                      -            525,000
Issuance of beneficial
  conversion option
  and warrants related
  to promissory
  notes                       -            -           200,000               -                      -            200,000
Net loss                      -            -                 -               -             (1,001,220)        (1,001,220)
                     ----------      -------      ------------     -----------    -------------------        -----------

Balance - June
  30, 2001           12,000,000       12,000         1,959,658        (259,373)              (998,470)           713,815

Issuance of
  stock for payment
  of interest,
  January 2002,
  $0.20 to
  $0.28 per share      111,650          112            23,318               -                      -             23,430

Issuance of
  stock for
  payment of
  compensation
  April 2002,
  $0.25 per share       20,000           20             4,980               -                      -              5,000

Issuance of
  beneficial
  conversion
  option,
  stock, and
  warrants
  related to
  promissory
  notes
  July 2001
  through May
  2002                 315,900          316           372,750               -                      -            373,066
Net loss                     -            -                 -               -             (2,462,779)       (2,462,779)

Balance - June
  30, 2002           12,447,550    $  12,448       $ 2,360,706      $(259,373)            $(3,461,249)      $(1,347,468)
                     ----------      -------      ------------     -----------    -------------------        -----------

       The accompanying notes are an integral part of these consolidated financial statements

                          CHAPEAU, INC.  AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     For the period
                                                                       February 3,
                                               For the Years          2000 (date of
                                                    Ended            inception of the
                                                   June 30,            development
                                        ---------------------------   stage) through
                                           2002            2001        June 30, 2002
                                        -----------     -----------     -----------
Cash Flows From Operating Activities
  Net loss                              $(2,462,779)    $(1,001,220)    $(3,461,249)
Admustments to reconcile net loss
  to net cash used in operating
    activities:
     Write-off of in-process
      research and development
      acquired                                    -         376,624         376,624
     Impairment of intangible assets         18,531               -         318,531
     Interest paid with common stock         23,430               -          24,430
     Amortization of discount on
      convertible promissory notes          496,483          51,635         548,118
     Depreciation and amortization          138,149          25,115         163,264
     Write off of note receivable            57,330               -          57,330
     Interest income accrued on
      advances to Specialized                     -          (5,348)         (5,348)
   Changes in assets and liabilities,
      net of effects from acquisition
      of Specialized:
      Inventories and related
        deposits                            (41,435)       (233,010)       (274,445)
      Other current assets                   14,288         (20,066)        (10,704)
      Other assets                            6,481         (21,567)        (15,086)
      Accounts payable                      309,035         101,583         414,964
      Accrued liabilities                   394,926          58,235         453,261
                                        -----------     -----------     -----------

Net Cash Used in Operating Activities      (740,561)       (668,019)     (1,406,310)

Cash Flows From Investing Activities
  Purchase of note receivable                     -        (200,000)       (200,000)
  Collection of note receivable              50,971          91,699         142,670
  Advances paid to Specialized prior
    to acquisition                                -        (397,464)       (397,464)
  Cash acquired in acquisition
    Specialized, net of acquisition               -          97,018          97,018
     costs paid
  Purchase of property and equipment        (48,575)         (4,179)        (52,754)
                                        -----------     -----------     -----------

Net Cash Provided by (Used in) Investing
  Activities                                  2,396        (412,926)       (410,530)
                                        -----------     -----------     -----------
Cash Flows From Financing Activities
  Proceeds from issuance of common
  stock, net of offering costs                    -               -         987,285
Proceeds from issuance of convertible
  promissory notes and related
  beneficial conversion feature             482,930          70,500         553,430
Proceeds from issuance of warrants
  and common stock related to
  convertible promissory notes              147,070         129,500         276,570
                                        -----------     -----------     -----------
Net Cash Provided by Financing
  Activities                                630,000         200,000       1,817,285
                                        -----------     -----------     -----------

Net Increase (Decrease) in Cash
  and Cash                                 (108,165)       (880,945)            445

Cash and Cash Equivalents at
  Beginning of Period                       108,610         989,555               -
                                        -----------     -----------     -----------

Cash and Cash Equivalents at End of
  Period                                $       445     $   108,610     $       445
                                        -----------     -----------     -----------
                                        -----------     -----------     -----------

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

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Cash and Cash Equivalents - The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories and Related Deposits - Inventories are stated at the lower of cost or market. Cost is determined under the first-in-first-out method. At June 30, 2002 and 2001, raw materials and inventory related deposits consist of the following:

                                                            2002         2001
                                                         ----------   ----------
   Raw materials                                         $   85,435   $   44,000
   Deposit on the purchase of engines                       189,010      189,010
                                                          ---------   ----------
   Total Raw Materials and Inventory
    Related Deposits                                     $  274,445   $  233,010
                                                         ==========   ==========

Property and Equipment - Property and equipment are recorded at cost. Depreciation of office equipment is provided over estimated useful lives of three to five years on a straight-line basis. Amortization of leasehold improvements is provided on a straight-line basis over five years, which represents the shorter of their estimated useful lives or the term of the lease. At June 30, 2002 and 2001, property and equipment consists of the following:

                                                            2002         2001
                                                         ----------  -----------
   Office equipment                                      $   26,140   $    5,904
   Leasehold improvements                                    31,039        2,565
   Total Property and equipment                              57,179        8,469
                                                         ----------   ----------

   Less: Accumulated depreciation and amortization         (11,949)        (461)
                                                         ----------   ----------

   Total Property and equipment                          $   45,230   $    8,008
                                                         ==========   ==========


Depreciation and amortization expense for property and equipment was $11,353 and $461 during the years ended June 30, 2002 and 2001.

Intangible Assets - Prior to their impairment, as further discussed in Note 3, identifiable intangible assets were amortized using the straight-line method over their estimated useful lives of three to five years.

Amortization expense relating to intangible assets was $126,796 and $24,654 for the years ended June 30, 2002 and 2001.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, determined based on expected discounted cash flows.

Research and Development Costs - Research and development costs, including purchased in-process research and development, are expensed as incurred. Payments related to obtaining technology rights, for which development is in process, are expensed as incurred and are considered a component of research and development costs. Materials that do not have an alternative use and the cost to develop proto types are classified as research and development costs.

Fair Value of Financial Instruments - The face amounts disclosed in Note 4 for the convertible promissory notes approximate their respective fair values due to the short maturities of these instruments.

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

Basic and Diluted Loss Per Share -Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants, convertible note payable and contingently issuable common stock have been excluded from the diluted loss per share calculations. None of the options, warrants, convertible notes payable or contingently issuable common stock outstanding, as discussed in Notes 3, 4 and 7, were included in the computations of diluted loss per share.

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

Note Receivable - During 2001, the Company purchased a note receivable from another corporation, which was originally issued in the amount of $200,000 and was originally due April 4, 2001. The note accrued interest at 8% per annum. The debtor made total principal payments of $142,670, but has been unable to make further payments on the note. During the year ended June 30, 2002, management of the Company concluded that any further payments on the note would be unlikely and the balance of the note in the amount of $57,330 has been impaired.

Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on July 1, 2002. The Company does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company beginning July 1, 2002. The Company does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force issue No. 94-3 ("EITF 94-3"). The Company is required to adopt SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 also established that the liability should initially be measured and recorded at fair value. The Company does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenue. The Company incurred losses of $2,462,779 and $1,001,220 and used $740,561 and $668,019 of cash in its operating activities during the years ended June 30, 2002 and 2001. Through June 30, 2002, the Company has accumulated a deficit during the development stage of $3,461,249 and at June 30, 2002, the Company has a capital deficiency of $1,347,468 and a working capital deficiency of $1,407,784. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include. any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company exercises significant dependence on the successful development of a packaged co-generation and power generation system for sale to the electrical power market. The Company has not secured any purchase orders for its product and has not yet secured sufficient means of financing its operations in the future. The Company has met its short-term cash needs by issuing convertible promissory notes, as discussed in Notes 4 and 11. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

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

Specialized was in the development stage and had not had any revenue from its operations. Accordingly, the acquisition was accounted for as the acquisition of net assets. The aggregate purchase price was $964,068, including 3.5 million shares of common stock valued at $525,000, or $0.15 per share, advances to Specialized of $397,464 prior to the acquisition, accrued interest on the advances of $5,348 and acquisition costs incurred of $36,256. There was no market for Chapeau's common stock at the date of the acquisition; however, the fair value of the 3.5 million common shares was determined by the Company to be $0.15 per share based on recent sales of common stock between shareholders.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

     Cash                                          $133,274
     Other current assets                             3,167
     Property and equipment                           4,290
     Intangible assets:
       Workforce in place                           246,000
       Trade processes                              223,981
       In-process research and development          376,624
                                                   --------
     Total assets acquired                          987,336
     Current liabilities assumed                    (23,268)
                                                   --------
     Net assets acquired                           $964,068
                                                   ========

The purchase price was allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair values. The amount allocated to workforce in place represented the estimated fair value of employment arrangements with two key employees who were under contract with Specialized. Trade processes represented the fair value of technologies previously developed or obtained by Specialized. Amounts allocated workforce in place and trade processes were amortized over estimated useful lives of three and five years, respectively.

As of June 30, 2002, the Company reviewed its intangible assets consisting of amortized amounts of workforce in place of $148,056 and trade processes of $170,475. The Company considered FASB Statement 121, "Accounting for the Impairment on Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which directs that an entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Accordingly, the Company has recorded an impairment loss of $318,531 equal to the unamortized balance of its workforce in place and trade processes as of June 30, 2002. The Company impaired these intangible assets because it cannot assure that the necessary financing and sales orders will occur in the near future, and therefore cannot support an estimate of positive future cash flows that may potentially be generated by its workforce in place and its trade processes.

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

The results of the operations of Specialized have been included in the consolidated financial statements from the date of the acquisition. The following table presents unaudited consolidated pro forma information for the year ended June 30, 2001 as if the Company and Specialized had been combined from the beginning of that period. This pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations for future periods or the results that actually would have occurred had the Company and Specialized been combined during the specified period.
                                F-11
                                         For the Year
                                            Ended
                                        June 30, 2001
                                          -----------
                                          (Unaudited)
      Pro forma revenue                   $        -
      Pro forma net loss                   (1,388,960)
      Pro  forma basic and diluted  loss
      per common share                          (0.12)

A nonrecurring expense from the write-off of purchased in-process research and development of $376,624 is included in the pro forma net loss for the year ended June 30, 2001.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

In the fourth quarter of 2001, the Company issued $200,000 of 0% convertible promissory notes and warrants to purchase 800,000 shares of common stock. Of the notes issued, $100,000 was received from two individuals that are related to the chairman of the board of directors through marriage. During the year ended June 30, 2002, the Company issued $135,000 of 0% convertible promissory notes, $495,000 of 10% convertible promissory notes, and warrants to purchase 2,520,000 shares of common stock. Of the notes issued during the year ended June 30, 2002, $200,000 was received from three individuals who were or became members of the board of directors. In connection with the 10% promissory notes, the Company also agreed to issue 163,350 shares of common stock of the Company to the note holders as additional consideration in the form of a "success fee" for these new notes. The promissory notes may be converted at the option of the holders at any time from the date issued into common stock at $0.25 per share. As an alternative to conversion of the 0% promissory notes, the principal balance was payable at maturity and the note holders were entitled to receive one share of common stock for each $3 of principal outstanding at that date. In accordance with these provisions, the Company issued 111,650 shares of common stock to the note holders pursuant to the alternative conversion rights in the notes, which were valued at $23,430, or $0.210 per share. The promissory notes were secured by all of the assets of the Company and matured 120 days after issuance for the 0% promissory notes and 180 days after issuance for the 10% promissory notes.

During the year ended June 30, 2002, the 0% promissory notes matured. These notes were neither paid by the Company in accordance with the terms of the notes nor were the notes converted into common stock by the note holders. In February 2002, the Company entered into forbearance agreements with each of these note holders, to be effective as of the original due dates of the notes, whereby a) the due dates of notes were extended to May 13, 2002, b) the notes commenced bearing interest at 10% per annum from the original due dates of the notes, c) the expiration dates of the associated warrants to acquire 1,340,000 shares of common stock were extended to May 13, 2002, and d) the Company agreed to issue 152,550 shares of common stock as additional consideration to the note holders. In connection with the forbearance agreements, the Company paid accrued interest on the related notes through December 31, 2001, but has failed to make the required monthly interest payments subsequent thereto. The Company accounted for these transactions under the forbearance agreements as a troubled debt restructuring with no gain or loss recognized from these transactions.

The warrants to purchase common stock were exercisable at the lesser of $0.25 per share or 85% of the average of the closing prices of the common stock for the 30 trading days immediately preceding the date of exercise. The market value of the Company's stock on the days the promissory notes were issued ranged from $0.10 to $0.85 per share. The warrants associated with the 0% promissory notes expire 120 days from the date of issuance and the warrants associated with the 10% promissory notes expire 180 days from the date of issuance. The fair value of the warrants issued during the year ended June 30, 2001 was $367,376 ($0.46 per share) on the dates issued, which was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 3.6%, expected dividend yield of 0%, expected volatility of 205%, and expected lives of 120 days. The fair value of the new and extended warrants during the year ended June 30, 2002 was $328,856 ($0.13 per share) on the dates issued or extended, which was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 2.15%, expected dividend yield of 0%, expected volatility of 187%, and expected lives of 172 days.

The proceeds from the new notes and related warrants and stock were allocated to the financial instruments issued based upon their relative fair values. This resulted in allocating $70,500 to the convertible promissory notes and $129,500 to the related warrants for the year ended June 30, 2001 and $482,930 to the convertible promissory notes and $147,070 to the related warrants and stock for the year ended June 30, 2002. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company determined that certain holders of convertible notes had received a beneficial conversion option on the dates the notes were issued. For the year ended June 30, 2001, the beneficial conversion option was valued at $70,500 and was limited to the proceeds allocated to the convertible promissory notes. For the year ended June 30, 2002, the beneficial conversion option was valued at $44,532. Furthermore, an additional discount of $181,463, equal to the fair value on the dates of the forbearance agreements of the additional stock to be issued and warrants to be extended, was recorded against the extended promissory notes. The allocation of the proceeds to the beneficial conversion option, to the newly issued and extended warrants, and to the stock resulted in the Company recognizing a total discount on the promissory notes of $200,000 and $373,065 for the years ended June 30, 2001 and 2002, respectively. The discount is being amortized as interest expense over the term of the promissory notes or over the extended term of the notes subject to the forbearance agreements, whichever applies, and resulted in the recognition of interest expense in the amounts of $51,635 and $496,483 for the years ended June 30, 2001 and 2002, respectively.

At June 30, 2002, the Company was in default on notes totaling $660,000, either under the terms of the original promissory notes or under the terms of the forbearance agreements. Furthermore, at June 30, 2002, of the warrants to purchase a total of 3,320,000 shares of common stock discussed above, warrants to purchase 2,640,000 shares of common stock had expired and warrants to purchase 680,000 shares of common stock were valid, but unexercised. See Note 11 for information regarding transactions subsequent to June 30, 2002 affecting convertible promissory notes and related warrants.

Summary information regarding notes payable for the years ended June 30, 2001 and 2002 is as follows:

                                               Unamortized    Promissory
                                Promissory     Discount on    Notes, Less
                                Notes,         Promissory     Unamortized
                                Gross          Note           Discount
                                -----------    ----------     ------------
   Issuance of new notes        $   200,000    $ (200,000)    $          -
   Amortization of discount               -        51,635           51,635
                                -----------    ----------     ------------
     Balance at June 30, 2001       200,000      (148,365)          51,635
   Issuance of new notes            630,000      (191,602)         438,398
   Extension of existing notes            -      (181,463)        (181,463)
                                -----------    ----------     ------------
   Amortization of discount               -       496,483          496,483
                                -----------    ----------     ------------
     Balance at June 30, 2002   $   830,000    $  (24,947)    $    805,053
                                ===========    ==========     ============

NOTE 5 - COMMON STOCK

In March 2000, the Company completed a private placement of 4,000,000 shares of common stock at $0.25 per share. The net proceeds to the Company were $987,285, net of offering costs of $12,715.

In April 2002, the Company awarded two employees 20,000 shares of common stock as compensation, valued at $5,000 ($0.25 per share).

NOTE 6 - INCOME TAXES

As of June 30, 2002, the Company has operating loss carryforwards of approximately $3,149,000, of which approximately $184,000 represents the net operating losses of Specialized at the date of acquisition. The operating losses expire, if not used, from 2003 through 2022. The utilization of the pre-acquisition loss carryforwards of Specialized is dependent on the future profitable operation of Specialized under the separate return limitation rules and limitations on the carry forward of net operating losses after a change in ownership. The components of net deferred tax assets and liabilities were as follows at June 30, 2002 and 2001:

                                                      2002          2001
                                                   ----------    ---------
   Deferred tax asset - Operating loss
      carry forwards                               $1,070,806    $ 387,214
   Valuation allowance                             (1,070,806)    (235,802)
   Deferred lax liability - Intangible assets               -     (151,412)
                                                   ----------    ---------
   Net Deferred Tax Asset                          $        -    $       -
                                                   ==========    =========

The valuation allowance increased from operations by $684,252 and $203,018 during the years ended June 30, 2002 and 2001, respectively. During the year ended June 30, 2001, the valuation allowance decreased by $62,690 relating to the acquisition of Specialized. The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34 percent to income tax expense included in the accompanying consolidated financial statements for the years ended June 30, 2002 and 2001:

                                        F-14

                                                     2002       2001
                                                  ---------   ---------
   Income tax (benefit) at statutory rate         $(837,345)  $(340,415)
   Non-deductible in-process research and
     development acquired                                 -      128,052
   Non-deductible amortization and impairment
      of intangible assets                           151,412       8,383
   Non-deductible expenses                             1,681         962
   Change in valuation allowance                     684,252     203,018
                                                  ----------  ----------
   Income Tax Expense                             $        -  $        -
                                                  ==========  ==========
NOTE 7 - STOCK OPTIONS

During the year ended June 30, 2002 and 2001, the Company granted options to management and members of the board of directors to acquire 400,000 and 1,900,000 shares of common stock, respectively. These options are exercisable at prices ranging from $0.50 to $2.50 per share. The options vest from immediately through three years from the date of grant.

A summary of the status of the options granted at June 30, 2002 and 2001, and changes during the years then ended is presented in the table below:

                                        Year Ended June 30,
                         --------------------------------------------------
                                  2002                       2001
                         -----------------------    -----------------------
                                      Weighted-                 Weighted-
                                      average                   average
                                      exercise                  exercise
                         Shares       price         Shares      price
                         ----------   ----------    ---------   -----------
  Outstanding at the
  beginning of year       1,900,000   $     1.33            -    $       -
  Granted                   400,000         1.25    1,900,000         1.33
                         ----------                 ---------
  Outstanding at the
    end of year           2,300,000         1.32    1,900,000         1.33
                         ==========                 =========
  Exercisable at the
  end of year             1,451,389         1.00      738,427         0.63
                         ==========                 =========
The weighted-average fair values of options granted during the years ended June 30, 2002 and 2001 were $0.19 and $0.13, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option-Pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2002 and 2001, respectively: risk free interest rates of 1.91 percent and 4.51 percent; expected dividend yields of zero for both years; expected lives of 4.0 and 3.5 years; and expected volatility of 188 percent and 205 percent, respectively.


The following table summarizes information about the stock options outstanding at June 30, 2002:

                  Options Outstanding              Options Exercisable
                  -------------------              -------------------
                        Weighted-
                        Average
            Number of   Remaining     Weighted-     Number of   Weighted-
Range of    Options     Contractual   Average       Options     Average
Exercise    Outstanding Life          Exercise      Exercisable Exercise
Prices                                Price                     Price
--------------------------------------------------------------------------
$0.50           866,666   1.95 years         $0.50      866,666      $0.50
$0.75-$1.50     566,667   1.79 years          1.28      273,611       1.25
$2.00-$2.50     866,667   3.33 years          2.15      311,111       2.18
              ---------                               ---------
$0.50-$2.50   2,300,000   2.43 years          1.32    1,451,389       1.00
              =========                               =========

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for these options been determined based on the fair value of the options at the grant dates consistent with the method prescribed by SFAS 123, the Company's net loss and loss per share for the years ended June 30, 2002 and 2001 would have changed to the pro forma amounts indicated below:

                                           Year ended June 30,
                                       -----------------------------
                                            2002            2001
                                       ------------      -----------
    Net loss - as reported             $ (2,462,779)     $(1,001,220)
    Net loss - pro forma                 (2,616,451)      (1,042,410)
    Basic and diluted loss per share          (0.20)           (0.11)
    - as reported
    Basic and diluted loss per share          (0.21)           (0.11)
    - pro forma

NOTE 8 - RELATED PARTY TRANSACTIONS

From May 1, 2000 to March 31, 2001, the Company rented office space in a leasehold held by the former chief executive officer on a month-to-month basis. Rent expense under this arrangement for the year ended June 30, 2001 was $10,138.

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

Financial Advisory Agreement - In June 2002, the Company entered into a financial advisory agreement with Calim Private Equity, LLC (Calim). Under the terms of the agreement, Calim agrees to provide normal financial advisory services for a start-up company in need of a broad array of financial advice.

As compensation for its services, Calim is to be paid a monthly retainer of $10,000. To the extent that the monthly services exceed 25 hours, Calim is entitled to additional compensation of $250 per hour. In addition, Calim is entitled to compensation in connection with each transaction, as defined in the agreement, consummated during the term of the agreement, as follows:

     a.   5.0% of gross proceeds received by the Company up to $10 million;
     b.   3.5% of gross proceeds from $10 million to $25 million;
     c.   2.5% of gross proceeds from $25 million to $100 million; and
     d.   2.0% of gross proceeds in excess of $100 million.

The initial term of the agreement is through June 30, 2003, but automatically renews for successive one-year periods unless terminated in writing by either party.

Operating Lease - The Company leases certain office and manufacturing space in Sparks, Nevada. Future minimum lease commitments required under this operating lease are as follows:

                 Year ending June 30,
                 -------------------
                 2003                           181,032
                 2004                           181,032
                 2005                           181,032
                 2006                           165,946
                 Thereafter                           -
                                               --------
                 Total                         $709,042
                                               ========

Lease expense, net of sublease income, charged to operations was $126,424 and $4,667 for the years ended June 30, 2002 and 2001, respectively.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended June 30, 2001, the Company acquired the net assets of Specialized Energy Products, Inc. by issuing 3,500,000 shares of common stock valued at $525,000. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired                           $987,336
      Advances paid to Specialized and related
         accrued interest                                     (402,812)
      Acquisition costs paid                                   (36,256)
      Common stock issued                                     (525,000)
                                                              --------
      Liabilities Assumed                                     $ 23,268
                                                              ========

During the year ended June 30, 2002, cash paid by the Company for interest was $8,312 (none in 2001).

NOTE 11 - SUBSEQUENT EVENTS

On August 14, 2002, the Company entered into a loan agreement with Calim to borrow an amount up to $500,000. Under this agreement, the Company may request drawings under the promissory note on a monthly basis, unless otherwise authorized by Calim. The note bears interest at 12% per annum, payable quarterly, commencing November 1, 2002. The note and any unpaid accrued interest are due February 1, 2003. Calim is also entitled to a loan placement fee of $50,000 under the agreement. The loan is secured by a first lien security interest in and to all of the Company's assets. The loan is also convertible, at the option of Calim, into convertible bonds, the terms of which are to include 1) bonds are to be due five years after conversion; 2) bonds will be issued in units of $1,000; 3) interest on the bonds will accrue at 12% per annum, payable on a semiannual basis; 4) bonds are to be redeemable by the Company, but not earlier than two years after conversion; 5) each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share, warrants to expire two years after issuance; 6) conversion price of bonds will be subject to annual reset to provide for a twenty percent increase in benefit to the holders; and 7) customary registration rights and anti-dilution provisions. Furthermore, the Company covenanted with Calim not to issue options or equity securities, not to incur short-term debt, not to encumber its assets, not to merge with any other company, and not to sell or otherwise dispose of its assets, except as permitted in writing by Calim or permitted within limits set in the covenants.

Furthermore, as required by the loan agreement, all current holders of notes totaling $830,000 of short-term debt entered into forbearance and subordination agreements whereby they agreed to 1) extend the maturity dates of their notes and accrued interest until February 2, 2003 and 2) subordinate their security interest in the Company's assets to the security interest of Calim. As part of the forbearance agreements, the Company agreed to issue one share of common stock to the noteholders for each dollar of principal for a total of 830,000 shares of common stock. Finally, management and the board of directors agreed to defer payment of 100% of prior unpaid compensation and 30% of their current compensation until after the maturity of the Calim loan.

In further consideration for making this loan, the Company granted Calim an option to purchase up to 1,000,000 shares of common stock of the Company at a price of $0.10 per share, vesting immediately, exercisable for five years following the closing of the loan.

As additional consideration for making this loan, the Company designated Calim as its exclusive agent to place a convertible bond issue in the principal amount not to exceed $1,500,000 on terms and conditions reasonably satisfactory to Calim and the Company. The terms of the bonds under the placement are to include 1) bonds are to be due five years after placement; 2) bonds will be issued in units of $1,000; 3) interest on the bonds will accrue at 10% per annum, payable on a semiannual basis; 4) bonds are to be redeemable by the Company, but not earlier than two years after placement; 5) each $1,000 bond is convertible into 2,000 shares of common stock plus warrants to purchase 2,000 shares of common stock at $1.00 per share, warrants to expire two years after issuance; 6) conversion price of bonds will be subject to annual reset to provide for a twenty percent increase in benefit to the holders; and 7) customary registration rights and anti-dilution provisions.