Form 10KSB/A
period 2002-06-30
CHAPEAU INC
filed 2002-10-30
CIK 783211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 1
(Mark One)
[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                   CHAPEAU, INC.


Dated:  October 29, 2002           By   /s/ Guy A. Archbold
                                     -----------------------------------------
                                   Guy A. Archbold, Chief Executive Officer and
                                   Chief Financial Officer (Principal Executive,
                                   Financial and Accounting Officer)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: October 29, 2002            By   /s/ Thomas J. Manz
                                     -----------------------------------------
                                        Thomas J. Manz, Director


Dated: October 29, 2002            By   /s/ Guy A. Archbold
                                      ----------------------------------------
                                        Guy A. Archbold, Director


Dated: October 29, 2002            By   /s/ Gerald H. Dorn
                                      ----------------------------------------
                                        Gerald H. Dorn, Director


Dated: October 29, 2002            By   /s/ Robert Freiheit
                                      ----------------------------------------
                                        Robert Freiheit, Director


Dated:                             By ----------------------------------------
                                        Robert W. Medearis, Director


Dated:                             By ----------------------------------------
                                        Robert K. Adams, Director


     I, Guy A. Archbold, certify that:

1. I have reviewed this annual report on Form 10-KSB/A Amendment No. 1 of Chapeau, Inc.;

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


Date:  October 29, 2002

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

       The accompanying notes are an integral part of these consolidated financial statements

                          CHAPEAU, INC.  AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     For the period
                                                                       February 3,
                                               For the Years          2000 (date of
                                                    Ended            inception of the
                                                   June 30,            development
                                        ---------------------------   stage) through
                                           2002            2001        June 30, 2002
                                        -----------     -----------     -----------
Cash Flows From Operating Activities
  Net loss                              $(2,462,779)    $(1,001,220)    $(3,461,249)
Admustments to reconcile net loss
  to net cash used in operating
    activities:
     Impairment of in-process
      research and development
      acquired                                    -         376,624         376,624
     Impairment of intangible assets        318,531               -         318,531
     Interest paid with common stock         23,430               -          23,430
     Compensation paid with common stock      5,000               -           5,000
     Amortization of discount on
      convertible promissory notes          496,483          51,635         548,118
     Depreciation and amortization          138,149          25,115         163,264
     Write off of note receivable            57,330               -          57,330
     Interest income accrued on
      advances to Specialized                     -          (5,348)         (5,348)
   Changes in assets and liabilities,
      net of effects from acquisition
      of Specialized:
      Inventories and related
        deposits                            (41,435)       (233,010)       (274,445)
      Other current assets                   14,288         (20,066)        (10,704)
      Other assets                            6,481         (21,567)        (15,086)
      Accounts payable                      309,035         101,583         414,964
      Accrued liabilities                   394,926          58,235         453,261
                                        -----------     -----------     -----------

Net Cash Used in Operating Activities      (740,561)       (668,019)     (1,406,310)

Cash Flows From Investing Activities
  Purchase of note receivable                     -        (200,000)       (200,000)
  Collection of note receivable              50,971          91,699         142,670
  Advances paid to Specialized prior
    to acquisition                                -        (397,464)       (397,464)
  Cash acquired in acquisition
    Specialized, net of acquisition               -          97,018          97,018
     costs paid
  Purchase of property and equipment        (48,575)         (4,179)        (52,754)
                                        -----------     -----------     -----------

Net Cash Provided by (Used in) Investing
  Activities                                  2,396        (412,926)       (410,530)
                                        -----------     -----------     -----------
Cash Flows From Financing Activities
  Proceeds from issuance of common
  stock, net of offering costs                    -               -         987,285
Proceeds from issuance of convertible
  promissory notes and related
  beneficial conversion feature             482,930          70,500         553,430
Proceeds from issuance of warrants
  and common stock related to
  convertible promissory notes              147,070         129,500         276,570
                                        -----------     -----------     -----------
Net Cash Provided by Financing
  Activities                                630,000         200,000       1,817,285
                                        -----------     -----------     -----------

Net Increase (Decrease) in Cash
  and Cash                                 (108,165)       (880,945)            445

Cash and Cash Equivalents at
  Beginning of Period                       108,610         989,555               -
                                        -----------     -----------     -----------

Cash and Cash Equivalents at End of
  Period                                $       445     $   108,610     $       445
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