Form 10QSB
period 2002-09-30
CHAPEAU INC
filed 2002-11-19
CIK 783211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to
                      Commission File Number   033-01289-D

                         Chapeau, Inc.
     (Exact name of small business issuer as specified in charter)

                  Utah                            87-0431831
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

     10 Greg Street, Sparks, Nevada                 89431
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

                             Yes      X          No



      As of November 18, 2002, the Issuer had 13,277,550 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                           Yes                 No    X

                                     PART I
                              FINANCIAL INFORMATION



                          ITEM 1.  FINANCIAL STATEMENTS


      Chapeau, Inc. or Chapeau has included its unaudited condensed consolidated balance sheets as of September 30, 2002 and June 30, 2002 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2002 and 2001 and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2002, together with unaudited condensed notes thereto. In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2002, included in our annual report on Form 10-KSB.

                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                  September 30,   June 30,
                                                      2002          2002
                                                   -----------   -----------
                            ASSETS

Current Assets
 Cash and cash equivalents                         $    79,253   $       445
 Inventories and related deposits                      367,544       274,445
 Debt issue costs, net of amortization
  of $27,762 and none                                   73,243             -
 Other current assets                                   23,659        13,872
                                                   -----------   -----------
   Total Current Assets                                543,699       288,762

Property and Equipment, net of
 accumulated depreciation of $15,670
 and $11,949                                            42,153        45,230


Other Assets                                            15,086        15,086
                                                   -----------   -----------

Total Assets                                       $   600,938   $   349,078
                                                   ===========   ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                  $   524,620   $   430,715
 Accrued liabilities                                   535,761       460,778
 Convertible promissory notes, less
  amortized discount                                 1,201,496       805,053
                                                   -----------   -----------
     Total Current Liabilities                       2,261,877     1,696,546
                                                   -----------   -----------

Shareholders' Deficit
 Preferred stock, $0.001 par value;
  5,000,000 shares authorized; none
  issued and outstanding                                     -             -
 Common stock, $0.001 par value;
  325,000,000 shares authorized;
  13,277,550 and 12,447,550 shares
  issued and outstanding at September
  30 and June 30, 2002                                  13,278        12,448
 Additional paid-in capital                          2,477,603     2,360,706
 Deficit accumulated prior to date of
  inception of the development stage                  (259,373)     (259,373)
 Deficit accumulated from date of
  inception of the development stage                (3,892,447)   (3,461,249)
                                                   -----------   -----------
   Total Shareholders' Deficit                      (1,660,939)   (1,347,468)
                                                   -----------   -----------
Total Liabilities and Shareholders' Deficit        $   600,938   $   349,078
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

                                                               For the period
                                                               from February 3,
                                                                 2000 (date of
                                      For the Three Months     inception of the
                                             Ended                development
                                          September 30,         stage) through
                                     -------------------------   September 30,
                                        2002           2001          2002
                                     ----------     ----------    -----------

General and administrative expense   $  257,638     $  317,963    $ 1,770,816

Research and development expense         65,711        141,416        716,862

Write off of intangible assets                -              -        318,531

Write off of note receivable                  -              -         57,330

In-process research and
development acquired                          -              -        376,624
                                     ----------     ----------    -----------

Loss from operations                   (323,349)      (459,379)    (3,240,163)

Interest income                               -          1,782         73,126

Interest expense                        (26,152)             -        (95,595)

Interest expense from amortization
 of discount on convertible
 promissory notes and debt
 issue costs                            (81,697)      (151,188)      (629,815)
                                     ----------     ----------    -----------

Net Loss                             $ (431,198)    $ (608,785)   $(3,892,447)
                                     ==========     ==========    ===========
Basic and Diluted Loss Per
 Common Share                        $    (0.03)    $    (0.05)
                                     ==========     ==========
Basic and Diluted Weighted-Average
 Common Shares Outstanding           12,871,572     12,000,000
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

                                                               For the period
                                                               from February 3,
                                                                 2000 (date of
                                        For the Three Months   inception of the
                                               Ended              development
                                            September 30,       stage) through
                                       -----------------------   September 30,
                                          2002         2001           2002
                                       ----------   ----------    -----------


Cash Flows From Operating Activities
 Net loss                              $ (431,198)  $ (608,785)   $(3,892,447)
 Adjustments to reconcile net
  loss to net cash used in operating
  activities
    Write-off of in-process research
     and development acquired                   -            -        376,624
    Write-off of intangible assets              -            -        318,531
    Interest paid with common stock             -            -         23,430
    Compensation paid with
     common stock                               -            -          5,000
    Amortization of discount on
     convertible promissory notes
     and debt issue costs                  81,697      151,188        629,815
    Depreciation and amortization           3,721       33,600        166,985
    Write-off of note receivable                -            -         57,330
    Interest income accrued on
     advances to Specialized                    -            -         (5,348)
    Changes in assets and
     liabilities:
      Inventories and related deposits    (93,099)     (31,960)      (367,544)
      Other current assets                 (9,787)      10,785        (20,491)
      Other assets                              -        6,481        (15,086)
      Accounts payable                     93,905      121,863        508,869
      Accrued liabilities                  74,983       86,175        528,244
                                       ----------   ----------    -----------
   Net Cash Used In Operating
    Activities                           (279,778)    (230,653)    (1,686,088)
                                       ----------   ----------    -----------

Cash Flows From Investing Activities
 Issuance of note receivable                    -            -       (200,000)
 Collection of note receivable                  -       37,975        142,670
 Advances paid to Specialized                   -            -       (397,464)
  prior to acquisition
 Cash acquired in acquisition
  of Specialized,                               -            -         97,018
  net of acquisition costs paid
 Purchase of property and equipment          (644)     (32,898)       (53,398)
                                       ----------   ----------    -----------
   Net Cash Provided By (Used
    In) Investing Activities                 (644)       5,077       (411,174)
                                       ----------   ----------    -----------

Cash Flows From Financing Activities
 Proceeds from issuance of common
  stock, net of offering costs                  -            -        987,285
 Proceeds from issuance of convertible
  promissory notes and related
  beneficial conversion feature
  conversion feature                      400,608       97,691        954,038
 Proceeds from issuance of warrants
  and common stock related to
  convertible promissory notes             59,627       37,309        336,197
 Loan issue costs                        (101,005)           -       (101,005)
                                       ----------   ----------    -----------
  Net Cash Provided By
   Investing Activities                   359,230      135,000      2,176,515
                                       ----------   ----------    -----------

Net Increase (Decrease) In Cash
 And Cash Equivalents                      78,808      (90,576)        79,253

Cash And Cash Equivalents At
 Beginning Of Period                          445      108,610              -
                                       ----------   ----------    -----------

Cash And Cash Equivalents At
 End Of Period                         $   79,253   $   18,034    $    79,253
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

                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements


(A)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. ("Chapeau") and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended June 30, 2002 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2002, included in our annual report on Form 10-KSB. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present Chapeau's consolidated financial position as of September 30, 2002, and its consolidated results of operations and cash flows for the three months ended September 30, 2002 and 2001, and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2002. The results of operations for the three months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending June 30, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Chapeau will continue as a going concern. Chapeau is in the development stage and has not generated any revenue. Chapeau incurred losses of $431,198 and $608,785 and used $279,778 and $230,653 of cash in its operating activities during the three-month periods ended September 30, 2002 and 2001, respectively. Through September 30, 2002, Chapeau has accumulated a deficit during the development stage of $3,892,447 and at September 30, 2002, Chapeau has a shareholders' deficit of $1,660,939 and a working capital deficit of $1,718,178. These conditions raise substantial doubt about Chapeau's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chapeau's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. Chapeau has not secured any purchase orders for its product and has not yet secured sufficient means of financing its operations in the future. Chapeau has met its short-term cash needs by issuing convertible promissory notes, as discussed in Note D. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to Chapeau.

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

On April 11, 2001, Chapeau merged a wholly owned Nevada subsidiary with Specialized Energy Products, Inc., (Specialized), making Specialized a wholly owned subsidiary of Chapeau. Specialized is a company that sells customized engines and control panels for use in the development, assembly and marketing of packaged co-generation and power generation systems to the electrical power market.

Specialized was acquired in exchange for the cancellation of advances totaling $397,464 plus related accrued interest of $5,348, the initial issuance of 3,500,000 shares of common stock and the potential issuance of an additional 3,000,000 shares of common stock on the achievement of certain benchmarks in the development of Specialized's business, according to the following schedule:

 . 1,000,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

 . 1,000,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

 . 1,000,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

(C)  Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants and convertible promissory notes have been excluded from the diluted loss per share calculations. None of the total options or warrants to acquire 3,300,000 shares of common stock outstanding at September 30, 2002 or the common shares issuable upon conversion of $1,290,235 of promissory notes were included in the computations of diluted loss per share.

(D)  Convertible Promissory Notes and Warrants

On August 14, 2002, Chapeau entered into a loan agreement with Calim Equity Partners, LLC to borrow an amount up to $500,000. Under this agreement, Chapeau may request drawings under the promissory note on a monthly basis, unless otherwise authorized by Calim. At September 30, 2002, Chapeau had drawn $460,235 under the loan agreement. Subsequent to September 30, 2002, Chapeau has drawn an additional $30,200 under the loan agreement. The promissory note bears interest at 12% per annum, payable quarterly, with payments commencing November 1, 2002. Chapeau has not yet made the interest payment in the approximate amount of $5,000 due on November 1, 2002. The promissory note and any unpaid accrued interest are due in full on February 1, 2003. Calim also earned a loan placement fee of $50,000 under the loan agreement which was due on October 31, 2002, but has not been paid. While Chapeau is currently in discussions with Calim with respect to sources of additional capital, there have been no formal discussions with regard to the unpaid interest or fee. As further discussed in Item 3, Part II of this Form 10-QSB, Calim has not taken any actions with regard to these matters.

Total debt issue costs, including the loan placement fee, were $101,005 and are being amortized over the period from August 14, 2002 through February 1, 2003. At September 30, 2002, unamortized debt issue costs were $73,243 and are included as a current asset in the accompanying condensed consolidated balance sheet. This loan is secured by a first lien security interest in and to all of Chapeau's assets. The loan is also convertible, at the option of Calim, into convertible bonds, the terms of which are to include 1) bonds are to be due five years after conversion; 2) bonds will be issued in units of $1,000; 3) interest on the bonds will accrue at 12% per annum, payable on a semiannual basis; 4) bonds are to be redeemable by Chapeau, but not earlier than two years after conversion; 5) each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share, the warrants to expire two years after issuance; 6) conversion price of bonds will be subject to annual reset to provide for a twenty percent increase in benefit to the holders; and 7) customary registration rights and anti-dilution provisions. Furthermore, pursuant to the loan agreement, Chapeau covenanted with Calim not to issue any additional options or equity securities, not to incur short-term debt, not to encumber its assets, not to merge with any other company, and not to sell or otherwise dispose of its assets, except as permitted in writing by Calim or permitted within limits set in the covenants.

In  further  consideration for making this loan, Chapeau  granted  to  Calim  an option to purchase up to 1,000,000 shares of its common stock at a price of $0.10 per share, vesting immediately, exercisable for five years following the closing of the loan. The fair value of the option was $67,700 ($0.0677 per share) on the date issued, which was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 3.25%, expected dividend yield of 0%, expected volatility of 195%, and expected life of five years.

Finally, pursuant to the terms of the loan agreement management and the board of directors of Chapeau agreed to defer payment of 100% of prior unpaid compensation and 30% of their current compensation until after the maturity of the Calim loan.

As additional consideration for making this loan, Chapeau designated Calim as its exclusive agent to place a convertible bond issue in the principal amount not to exceed $1,500,000 on terms and conditions reasonably satisfactory to Calim and Chapeau. The terms of the bonds under this placement are to include
1) bonds are to be due five years after placement; 2) bonds will be issued in units of $1,000; 3) interest on the bonds will accrue at 10% per annum, payable on a semiannual basis; 4) bonds are to be redeemable by Chapeau, but not earlier than two years after placement; 5) each $1,000 bond is convertible into 2,000 shares of common stock plus warrants to purchase 2,000 shares of common stock at $1.00 per share, warrants to expire two years after issuance;
6) conversion price of bonds will be subject to annual reset to provide for a twenty percent increase in benefit to the holders; and 7) customary registration rights and anti-dilution provisions.

The proceeds from the Calim note and option were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $440,373 to the convertible promissory note and $59,627 to the option. The portion of the proceeds allocated to the option is accounted for as a discount to the note and is being amortized over the period from August 14, 2002 through February 1, 2003. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," Chapeau determined that there was not a beneficial conversion feature on the date this note was issued. However, EITF Issue No. 00-27 does require that if in the future the conversion price reset occurs, that the amount of the benefit to the noteholder must be calculated and recognized as expense at the time the reset occurs.

At June 30, 2002, convertible promissory notes in the aggregate amount of $810,000 had matured and were in default as a result of not being paid when due. As required by the Calim loan agreement, all current holders of convertible promissory notes totaling $830,000 entered into forbearance and subordination agreements whereby they agreed to 1) extend the maturity dates of their notes and accrued interest until February 2, 2003 and 2) subordinate their security interest in Chapeau's assets to the security interest of Calim. As part of the forbearance agreements, Chapeau agreed to issue one share of common stock to the noteholders for each dollar of principal outstanding under such notes for a total of 830,000 shares of common stock. The market value of these shares of common stock was $58,100 ($0.07 per share), was recorded as a payment resulting in an additional discount on these promissory notes, and is being amortized over the period from August 14, 2002 through February 2, 2003.


Information regarding notes payable for the three months ended September 30, 2002 is as follows:



                                                     Unamortized  Promissory
                                         Promissory  Discount on  Notes, Less
                                            Notes,    Promissory  Unamortized
                                            Gross       Notes      Discount
                                          ---------   ---------   ---------
    Balance at June 30,2002               $ 830,000   $ (24,947)  $ 805,053
     Quarter ended September 30, 2002:
       Draws under the Calim note           460,235     (59,627)    400,608
       Stock issued for extension of notes        -     (58,100)    (58,100)
       Amortization of discount                   -      53,935      53,935
                                          ----------  ---------   ----------
    Balance at September 30, 2002         $1,290,235  $ (88,739)  $1,201,496
                                          ==========  =========   ==========

(E)  Subsequent Event

In November 2002, Chapeau entered into a Joint Strategic Agreement ("Agreement") with Southern California Gas Company ( "The Gas Company") whereby The Gas Company will provide internal funding to certain of its commercial customers sponsoring showcase centers within The Gas Company's service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the BPE Lean-One System, our flagship product. Under the terms of the Agreement, among other things, we will pay to The Gas Company a royalty equal to 3% of net revenues from subsequent system sales, up to a maximum of three million dollars ($3,000,000), as further described in the Agreement.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


Forward Looking Statements

     This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis and Risk Factors set forth in Chapeau's Form 10-KSB for the fiscal year ended June 30, 2002. As used herein, "we," "our," "us" and the like refer to Chapeau, Inc.

     This report and other information made publicly available by Chapeau from time to time may contain certain forward looking statements and other information relating to Chapeau and its business that are based on the beliefs of our management and assumptions made concerning information then currently available to management. Such statements reflect the views of our management at the time they are made and may not be accurate descriptions of the future. The discussion of future events, including the business prospects of Chapeau, is subject to the material risks listed below and based on assumptions made by management. These risks include the viability of the planned market penetration that we intend to make as a result of the Specialized merger, our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current cost structure and planned future operations, as well as to pay prior liabilities incurred. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of Chapeau may vary materially from those described in the forward looking statements. We do not intend to update these forward looking statements, except as may occur in the regular course of our periodic reporting obligations.

Risk factors

     The material risks that we believe are faced by Chapeau as of the date of this report are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Chapeau.

     Need for additional working capital. We have not generated any operating revenues and expect to operate at a loss at least for the near term. Our expenses are expected to continue to grow as we attempt to sell significant number of systems. Although we have recently received some funding to continue and expand our business, we will need substantial additional working capital either from purchase orders from customers with corresponding cash deposits or from alternative sources of financing. We can provide no assurance that we can secure such purchase orders or obtain such financing, on terms acceptable to us or at all.

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

     Dependence on a few suppliers. We currently rely on only a limited number of suppliers for engines, digital controls, and certain other system components. Any problems with these suppliers may adversely affect our business.

     Lack of credit. While we believe that we have good relationships with our suppliers, credit from these suppliers is not easily obtained. Failure to be able to purchase materials on credit in the future would adversely affect our business.

     Short-term nature of current financing. At June 30, 2002, we owe $830,000 on convertible promissory notes. In August 2002, we entered into a loan agreement to borrow up to an additional $500,000. All of this debt is short-term and currently due in February 2003. If we fail to find additional financing or generate sufficient revenues to either pay the short-term debt, receive extended terms, or have the debt holders convert to equity, we could face, among other things, demand for immediate payment in full of these notes or foreclosure of our assets.

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

Overview

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

     Specialized was acquired in exchange for the cancellation of advances totaling $397,464 plus related accrued interest of $5,348, the initial issuance of 3,500,000 shares of common stock and the potential issuance of an additional 3,000,000 shares of common stock on the achievement of certain benchmarks in the development of Specialized's business, according to the following schedule:

 . 1,000,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

 . 1,000,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

 . 1,000,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

Operations

     Chapeau has been in the development stage since February 3, 2000 and has had no sales through September 30, 2002, or subsequent thereto. Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees. Chapeau has incurred general and administrative expenses in the amount of $1,770,816, and research and development costs of $716,862 for the period from February 3, 2000 (date of inception of the development stage) to September 30, 2002, principally since February 2001. General and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services. Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

     At September 30, 2002, Chapeau had current assets of $543,699 and current liabilities of $2,261,877, resulting in a working capital deficit of $1,718,178. Current assets principally consist of inventories and deposits toward the purchase of inventories. Inventories and related deposits principally represent amounts paid towards engines and related generators for the first ten systems to be assembled. Current assets also include unamortized debt issue costs of $73,243, which are being amortized over the period from August 14, 2002 through February 1, 2003. Current liabilities are principally composed of convertible promissory notes due in February 2003; accounts totaling $524,620 principally payable to various service and materials providers, our landlord, and to Calim; and accrued liabilities of $535,761 composed of unpaid compensation to our management, employees, and directors, payroll taxes, and interest.

Plans for Research and Development

       We are completing prototype development of our initial commercial cogeneration system. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, is fully functional and is in process of receiving UL Listing and has received a South Coast Air Quality Management District ("SCAQMD") emission certification from a California Air Resources Board certified lab. The system employs a proprietary emission process utilizing our exclusive exhaust gas recirculation ("EGR") system. Initial independent emissions testing have yielded very favorable results. The system, referred to as "Lean-One" for its lean burn configuration and characteristics, is currently under examination for patent application. We developed our emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One system was performed by Best Environmental, a California Air Resources Board ("CARB") certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002 and again in September 2002. Best Environmental confirmed again in September that the Lean-One system dramatically exceeded the requirements of SCAQMD, one of the most restrictive air containment zones in the United States. The Lean-One's results registered 0.009 grams nitrogen oxides per brake-horsepower hour. The SCAQMD requirement is 0.15 grams NOx per b/hp-hr. In anticipation of commercial introduction of our Lean-One product, we are in the process of finalizing an exclusive supply agreement with our engine supplier. We are also working toward an exclusive supply arrangement with a developer of certain digital control systems incorporated in the Lean-One system.

      Dependent on our ability to obtain additional financing, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One over the next twelve months in additional power configurations.

Liquidity and Sources of Financing

      As a consequence of the above noted CARB certified testing results and various reviews of the commercial iteration of the Lean-One System, we have received several inquiries concerning availability and sales of our Lean-One system. We are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States. In addition, as discussed in further detail in Note E of the Notes to Condensed Consolidated Financial Statements included in
Part I of this Form 10-QSB, we recently entered into a Joint Strategic Agreement ("Agreement") with Southern California Gas Company ("The Gas Company") whereby The Gas Company will provide internal funding to certain of its commercial customers sponsoring showcase centers within Gas Company's service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One System. Our management anticipates that we should be able to significantly finance our operations from the proceeds from these sales, if and when realized. However, while we believe that this Agreement will help endorse our other selling efforts, there can be no assurance that we will realize additional sales, if any, as a consequence of this Agreement.

      As discussed in further detail above, we secured certain bridge financing pursuant to the Calim Loan Agreement in August 2002. Additional capital beyond the amount available for borrowing thereunder, however, will likely be required prior to commencing commercial operations absent our receipt of purchase orders from customers and associated cash deposits. Concurrent with the foregoing, we will continue to evaluate alternative sources of capital to meet our cash requirements, including other debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us. If we are unable to secure purchase orders from customers with corresponding cash deposits and/or secure additional working capital prior to commencing commercial operations, then we may not be able to meet our immediate-to-near-term cash requirements to continue business operations.

Plan of Operations

     We plan to focus sales and marketing efforts of our CHP systems nationally, with particular emphasis in California and New York, with plans to subsequently expand distribution worldwide. We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. As discussed in further detail above, we have recently entered into an Agreement with The Gas Company and we are currently in discussion with several other companies in connection with sales and marketing of our initial product. While we are optimistic that the Agreement and these other discussions will result in positive outcomes for Chapeau, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to Chapeau or will result in significant sales, if any, of our products.

     If we achieve the financing necessary to pursue our plan of operations for the next twelve months, however, we anticipate adding a significant number of employees during that period.

     At present, a significant sole-source supplier provides the gas-fired engine that is the core of our product. We have, however, and intend to continue evaluating alternative engines that would be suitable for use in our products in the future.


     We are continuing to evaluate alternative distribution channels for our products, including, among others, a direct sales force as well as third party distributors. Our primary target market will be principally commercial and industrial power users as well as gas and electric utilities with application requirements under 1.4 megawatts.

     The market for small scale CHP cogeneration equipment is competitive and many of our competitors have more business experience and financial resources than we do. In addition, the public utility grid notwithstanding, there are several competing technologies used to support cogeneration applications in our initial target market.

     Proprietary protection for our products, processes and know-how is important to our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We intend to file patent applications to protect our technology, inventions and improvements as soon as practicable.

     We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. Further, the use of our cogeneration equipment is subject to regulation by the Environmental Protection Agency of the federal government as well as certain state and local regulatory agencies. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted.

Recent Accounting Pronouncements

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force issue No. 94-3 ("EITF 94-3"). We are required to adopt SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability  is  incurred.  Under EITF 94-3, a liability  for  an  exit  cost  was recognized at the date of the company's commitment to an exit plan. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans, if any.



                        ITEM 3.  CONTROLS AND PROCEDURES


     Based on their evaluation of Chapeau's controls and other procedures conducted within 90 days of the date of filing this report on Form 10-QSB, our Principal Executive Officer and Principal Financial Officer have concluded that Chapeau's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) are effective. There have been no significant changes in Chapeau's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION



                           ITEM 1.  LEGAL PROCEEDINGS


     We are presently involved in certain minor legal matters incidental to our business, which if adversely decided, would not have a material adverse affect upon our business or financial condition.



                         ITEM 2.  CHANGES IN SECURITIES


     Pursuant to the Calim loan agreement, all current holders of convertible promissory notes totaling $830,000 entered into forbearance and subordination agreements whereby they agreed to 1) extend the maturity dates of their notes and accrued interest until February 2, 2003 and 2) subordinate their security interest in Chapeau's assets to the security interest of Calim. As part of the forbearance agreements, Chapeau agreed to issue one share of common stock to the noteholders for each dollar of principal for a total of 830,000 shares of common stock. This stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Section 4(2)").

     Furthermore, in connection with the Calim loan agreement, Chapeau granted to Calim an option to purchase up to 1,000,000 shares of its common stock at a price of $0.10 per share, vesting immediately, exercisable for five years following the closing of the loan. This option was issued pursuant to Section 4(2).



                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


     At June 30, 2002, convertible promissory notes in the aggregate amount of $810,000 had matured and not been paid when due. In connection with the Calim loan agreement, all holders of convertible promissory notes totaling $830,000 entered into forbearance and subordination agreements whereby they agreed to 1) extend the maturity dates of their notes and accrued interest until February 2, 2003 and 2) subordinate their security interest in Chapeau's assets to the security interest of Calim. At September 30, 2002, all convertible promissory notes (as amended) are in good standing.

     In addition, Chapeau did not make the first interest payment of approximately $5,000 due November 1, 2002 or pay the loan placement fee due October 31, 2002 under the Calim loan agreement. While we are currently in discussions with Calim with respect to sources of additional working capital to meet our immediate-to-near term cash requirements, there have been no formal discussions between the parties regarding the referenced payments. Further, although Calim has not delivered a notice of default in connection with the referenced payments, there can be no assurance that Calim will not claim an event of default against us and exercise its security interest with respect to the Company's assets, or take any other actions available to them. In the event that Calim delivers a notice of default with respect to the referenced payments, we will attempt to correct the default by either paying the amount due, working out a new repayment plan for the Calim debt or undertaking other actions, if any, available to us. WiithWith respect to the referenced payments, there can be no assurance that Calim will not claim an event of default against us or that we would be successful in our efforts to correct such default, if claimed.


                           ITEM 5.  OTHER INFORMATION


     In November 2002, Chapeau entered into a Joint Strategic Agreement ("Agreement") with Southern California Gas Company ("Gas Company") whereby The Gas Company will provide internal funding to certain of its commercial customers sponsoring showcase centers within The Gas Company's service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the BPE Lean-One System, our flagship product. Under the terms of the Agreement, among other things, we will pay to The Gas Company a royalty equal to 3% of net revenues from subsequent system sales, up to a maximum of three million dollars ($3,000,000), as further described in the Agreement.




                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits


            SEC
Exhibit  Reference
Number     Number         Title of Document           Location
-------  ---------   -------------------------        -----------
   1        (10)     Joint Strategic Agreement        This filing
                       between Chapeau,
                          Inc. and Southern
                       California Gas Company

   2        (99)     Certification of Guy A.          This filing
                       Archbold, Chief Executive
                       Officer and Chief Financial
                       Officer Pursuant to 18 U.S.C.
                       Section 1350, as Adopted
                       Pursuant to Section 906 of
                       the Sarbanes-Oxley Act of
                       2002

Reports on Form 8-K

     During the quarter ended September 30, 2002, Chapeau did not file a report on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHAPEAU, INC.



Dated:  November 18, 2002          By /s/ Guy A. Archbold
                                     -------------------------
                                     Guy A. Archbold, Director
                                     (Principal Executive Officer)



Certification of Chief Executive Officer and Chief Financial Officer

I, Guy A. Archbold, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Chapeau, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Chapeau Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Chapeau Inc. and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of Chapeau Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Chapeau's other certifying officers and I have disclosed, based on our most recent evaluation, to Chapeau Inc.'s auditors and the audit committee of Chapeau Inc.'s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Chapeau's ability to record, process, summarize and report financial data and have identified for Chapeau's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Chapeau's internal controls; and

6. Chapeau's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

                                   /s/ Guy A. Archbold
                                   ----------------------------------------
                                   Guy A. Archbold, Chief Executive Officer
                                   and Chief Financial Officer


