Form 10QSB
period 2002-12-31
CHAPEAU INC
filed 2003-02-19
CIK 783211

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2002
                                       -----------------
                               OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________
              Commission File Number   033-01289-D
                                       -----------
                         Chapeau, Inc.
                         -------------
     (Exact name of small business issuer as specified in c harter)

                  Utah                            87-0431831
                  ----                            ----------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

    10 Greg Street, Sparks , Nevada                 89431
    -------------------------------                -------
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

                     Yes      X          No
                            -----            -----

     As of February 18, 2003, the Issuer had 15,677,550 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                   Yes                 No    X
                            -----           -----



                             PART I
                      FINANCIAL INFORMATION



                  ITEM 1.  FINANCIAL STATEMENTS


     Chapeau, Inc. or Chapeau has included its unaudited condensed consolidated balance sheets as of December 31, 2002 and June 30, 2002 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2002 and 2001, and for the period from February 3, 2000 (date of inception of the development stage), to December 31, 2002, and unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2002 and 2001, and for the period from February 3, 2000 (date of inception of the development stage), through December 31, 2002, together with unaudited condensed notes thereto. In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2002, included in our annual report on Form 10-KSB.



                  CHAPEAU, INC. AND SUBSIDIARY
               dba BLUEPOINT ENERGY PRODUCTS, INC.
                  (A Development Stage Company)
              Condensed Consolidated Balance Sheets

                            (Unaudited)



                                              December 31,   June 30,
                                                 2002          2002
                                              -----------   -----------
                                 ASSETS

Current Assets
 Cash and cash equivalents                    $    92,268   $       445
 Inventories and related deposits                 611,901       274,445
 Debt issue costs, net of amortization             43,742             -
  of $137,263 and none
 Other current assets                              15,433        13,872
                                              -----------   -----------
    Total Current Assets                          763,344       288,762

Property and Equipment, net of accumulated
 depreciation of $19,427 and $11,949               38,395        45,230

Other Assets                                       29,272        15,086
                                              -----------   -----------

 Total Assets                                 $   831,011   $   349,078
                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                             $   656,053   $   430,715
 Accrued and other liabilities                    736,447       460,778
 Convertible promissory notes, less
  unamortized discount                          1,452,856       805,053
                                              -----------   -----------
   Total Current Liabilities                    2,845,356     1,696,546
                                              -----------   -----------

Stockholders' Deficit
 Preferred Stock, $0.001 par value;
  5,000,000 shares authorized; none
  issued and outstanding                                -             -
 Common stock, $0.001 par value;
  325,000,000 shares authorized;
  15,677,550 and 12,447,550 shares
  issued and outstanding at December
  31 and June 30, 2002                             15,678        12,448
 Additional paid-in capital                     3,300,293     2,360,706
 Deferred compensation                            (57,715)            -
 Deficit accumulated prior to date of
  inception of the development stage             (259,373)     (259,373)
 Deficit accumulated from date of
  inception of the development stage           (5,013,228)   (3,461,249)
                                              -----------   -----------
   Total Stockholders' Deficit                 (2,014,345)   (1,347,468)
                                              -----------   -----------

 Total Liabilities and Stockholders' Deficit  $   831,011   $   349,078
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


                                                                                For the period
                                                                                from February
                                                                                3, 2000 (date
                               For the Three                 For the Six        of inception of
                                 Months Ended               Months Ended        the development
                                 December 31,                December 31,       stage) through
                          -------------------------   -------------------------   December 31,
                             2002          2001          2002           2001          2002
                          -----------   -----------   -----------   -----------   -----------
 General and
  administrative expense  $   326,578   $   284,260   $   584,216   $   602,223   $ 2,097,394

 Research and
  development expense          61,837        86,242       127,548       227,658       773,699

 Stock issued for
  compensation                350,000             -       350,000             -       355,000

 Amortization of
  deferred compensation
  from issuance
  of stock options             22,375             -        22,375             -        22,375

 Write off of intangible
  assets                            -             -             -             -       318,531

 Write off of note
 receivable                         -             -             -             -        57,330

 In-process research
  and development
  acquired                          -             -             -             -       376,624
                          -----------   -----------   -----------   -----------   -----------

 Loss From Operations        (760,790)     (370,502)   (1,084,139)     (829,881)   (4,000,953)

 Other Income and Expense:

  Interest income                   -         1,418             -         3,200        73,126

  Interest expense            (38,895)       (8,143)       (65,047)        (8,143)       (134,490)

  Interest expense from
   amortization of
   discount on convertible
   promissory notes and
   debt issue costs          (321,096)     (104,571)     (402,793)     (255,759)     (950,911)
                          -----------   -----------   -----------   -----------   -----------

 Net Loss                 $(1,120,781)  $  (481,798)  $(1,551,979)  $(1,090,583)  $(5,013,228)
                          ===========   ===========   ===========   ===========   ===========

 Basic Loss Per
 Common Share             $     (0.07)  $     (0.04)  $     (0.11)  $     (0.09)
                          ===========   ===========   ===========   ===========

 Weighted-Average
  Outstanding Common
  Shares                   15,055,811    12,000,000    13,963,691    12,000,000
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


                                                                        For the
                                                                       period from
                                                                    February 3, 2000
                                                                       (date of
                                                                       inception
                                               For the Six Months        of the
                                                     Ended             development
                                                  December 31,        stage) through
                                           -------------------------   December 31,
                                              2002           2001         2002
                                           -----------   -----------   -----------
Cash Flows From Operating Activities
 Net loss                                  $(1,551,979)  $(1,090,583)  $(5,013,228)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Amortization of discount on convertible
    promissory notes and debt issue costs      402,793       255,759       950,911
   Compensation paid with common stock         350,000             -       355,000
   Amortization of deferred compensation
    from issuance of stock options              22,375             -        22,375
   Depreciation and amortization                 7,479        67,821       170,743
   Write-off of in-process research and              -             -       376,624
    development acquired
   Write-off of intangible assets                    -             -       318,531
   Write-off of note receivable                      -             -        57,330
   Interest paid with common stock                   -             -        23,430
   Compensation paid with common stock               -             -         5,000
   Interest income accrued on advances
    to Specialized                                   -             -        (5,348)
 Changes in assets and liabilities:
   Inventories and related deposits           (337,456)      (29,868)     (611,901)
   Other current assets                         (1,561)        3,232       (12,265)
   Other assets                                (14,186)        6,481       (29,272)
   Accounts payable                            225,338        79,797       640,302
   Accrued and other liabilities               275,669       170,069       728,930
                                           -----------   -----------   -----------
   Net Cash Used in Operating Activities      (621,528)     (537,292)   (2,027,838)
                                           -----------   -----------   -----------

Cash Flows From Investing Activities
 Issuance of note receivable                         -             -      (200,000)
 Advances paid to Specialized prior
  to acquisition                                     -             -      (397,464)
 Collection of note receivable                       -        37,975       142,670
 Cash acquired in acquisition of
  specialized, net of acquisition
    costs paid                                       -             -        97,018
 Purchase of property and equipment               (644)      (32,898)      (53,398)
                                           -----------   -----------   -----------
   Net Cash Provided By (Used In)
    Investing Activities                          (644)        5,077      (411,174)
                                           -----------   -----------   -----------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock,
  net of  offering costs                        95,000             -     1,082,285
 Proceeds from issuance of promissory
  notes and related beneficial
  conversion feature                           685,071       352,078     1,238,501
 Proceeds from issuance of warrants and
  common stock related to convertible
  promissory notes                             114,929       107,922       391,499
 Loan issue costs                             (181,005)            -      (181,005)
                                           -----------   -----------   -----------
   Net Cash Provided By Investing
    Activities                                 713,995       460,000     2,531,280
                                           -----------   -----------   -----------

Net Increase (Decrease) In Cash And
 Cash Equivalents                               91,823       (72,215)       92,268

Cash And Cash Equivalents At
 Beginning Of Period                               445       108,610             -
                                           -----------   -----------   -----------

Cash And Cash Equivalents At End
 of Period                                 $    92,268   $    36,395   $    92,268
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

                  CHAPEAU, INC. AND SUBSIDIARY
               dba BLUEPOINT ENERGY PRODUCTS, INC.
                  (A Development Stage Company)
      Notes to Condensed Consolidated Financial Statements

(A)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. ("Chapeau") and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended June 30, 2002 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2002, included in our annual report on Form 10-KSB. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present Chapeau's consolidated financial position as of December 31, 2002, its consolidated results of operations for the three months ended December 31, 2002 and 2001, and its consolidated results of operations and cash flows for the six months ended December 31, 2002 and 2001, and for the period from February 3, 2000 (date of inception of the development stage), through December 31, 2002. The results of operations for the three months and six months ended December 31, 2002, may not be indicative of the results that may be expected for the year ending June 30, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that Chapeau will continue as a going concern. Chapeau is in the development stage and has not generated any revenue. Chapeau incurred losses of $1,120,781 and $481,798 during the three-month periods ended December 31, 2002 and 2001, respectively, and incurred losses of $1,551,979 and $1,090,583 and used $621,528 and $537,292 of cash in its operating activities during the six-month periods ended December 31, 2002 and 2001, respectively. Through December 31, 2002, Chapeau has accumulated a deficit during the development stage of $5,013,228 and at December 31, 2002, Chapeau has a shareholders' deficit of $2,014,345 and a working capital deficit of $2,082,012. These conditions raise substantial doubt about Chapeau's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chapeau's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. While Chapeau has recently received some customer deposits against future deliveries, the Company has not yet secured sufficient means of financing its operations in the future. Chapeau has met its short-term cash needs by issuing convertible promissory notes, as discussed in Note D. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to Chapeau.

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

Control and management of Chapeau changed on February 3, 2000, when two former principal shareholders entered into a Stock Purchase Agreement with a group of investors. The new investors purchased 5,000,000 shares of common stock from the two former principal shareholders. The two former principal shareholders and one of the new investors agreed to return 7,820,049 shares of common stock for cancellation for no consideration. The two former principal shareholders also agreed to contribute notes payable and accrued interest totaling $16,602 due to them to the capital of Chapeau for no consideration.

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

On April 11, 2001, Chapeau merged a wholly owned Nevada subsidiary with Specialized Energy Products, Inc., ("Specialized"), making Specialized a wholly owned subsidiary of Chapeau. Specialized sells customized engines and control panels for use in the development, assembly and marketing of packaged co-generation and power generation systems to the electrical power market.

Specialized was acquired in exchange for the cancellation of advances totaling $397,464 plus related accrued interest of $5,348, the initial issuance of 3,500,000 shares of common stock and the potential issuance of an additional 3,000,000 shares of common stock upon the achievement of certain benchmarks in the development of Specialized's business. In October, 2002, the Board and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of common stock, according to the following schedule, pending formal amendment:

..    500,000 shares upon initial receipt of revenues from the
     sale of its engine and control panel products;

..    500,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

..    500,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.


(C)  Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants and convertible promissory notes have been excluded from the diluted loss per share calculations. None of the total options or warrants to acquire 6,300,000 shares of common stock outstanding at December 31, 2002 or the common shares issuable upon conversion of $1,630,000 of promissory notes were included in the computations of diluted loss per share.

(D)  Convertible Promissory Notes and Warrants

On August 14, 2002, Chapeau entered into a loan agreement with Calim Equity Partners, LLC to borrow an amount up to $500,000. Under this agreement, Chapeau could request drawings under the promissory note on a monthly basis, unless otherwise authorized by Calim. On December 2, 2002, the promissory note was amended to provide for an additional $300,000 to be borrowed under the loan agreement. At December 31, 2002, Chapeau had drawn the entire $800,000 under the loan agreement. The promissory note bears interest at 12% per annum, payable quarterly, with payments to commence November 1, 2002. The promissory note and any unpaid accrued interest were due in full on February 1, 2003. Calim also earned loan placement fees in the aggregate amount of $80,000 on the original loan amount and additional loan amount, which amount was due at December 31, 2002.

Total debt issue costs, including loan placement fees, were $181,005 and are being amortized over the period from the date of the loan agreement (August 14, 2002) or the amendment thereto (December 2, 2002), as appropriate, through February 1, 2003.
At December 31, 2002, unamortized debt issue costs were $43,742 and are included as a current asset in the accompanying condensed consolidated balance sheet. This loan is secured by a first lien security interest in and to all of Chapeau's assets.

Under the terms of the loan agreement, the loan is convertible, at the option of Calim, into convertible bonds, the terms of which are to include 1) bonds are to be due five years after conversion; 2) bonds will be issued in units of $1,000; 3) interest on the bonds will accrue at 12% per annum, payable on a semiannual basis; 4) bonds are to be redeemable by Chapeau, but not earlier than two years after conversion; 5) each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share, the warrants to expire two years after issuance; 6) conversion price of bonds will be subject to annual reset to provide for a twenty percent increase in benefit to the holders; and 7) customary
registration rights and anti-dilution provisions.   In January
2003, Calim delivered to Chapeau their notice to convert the aggregate amount of outstanding principal and interest under their note in accordance with the terms thereof. This conversion is dependent upon the other noteholders converting their respective notes. As indicated below, as of the date of this filing each such noteholder has submitted his notice or indicated his intent to convert the outstanding principal and interest under his respective note.

In further consideration for making this loan, Chapeau granted to Calim options to purchase up to an aggregate of 1,300,000 shares of its common stock at a price of $0.10 per share, vesting immediately, exercisable for five years following the date of the loan agreement or amendment. The total fair value of the options was $135,500 ($0.1042 per share) on the dates issued, which was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 3.25%, expected dividend yield of 0%, expected volatility of 195%, and expected life of five years.

Finally, pursuant to the terms of the loan agreement management and the board of directors of Chapeau agreed to defer payment of 100% of prior unpaid compensation and 30% of their current compensation until after the maturity of the loan.

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

The proceeds from the Calim note and options were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $440,373 to the convertible promissory note, $114,929 to the options, and $244,698 to the beneficial conversion feature of the notes. The portions of the proceeds allocated to the options and to the beneficial conversion feature are accounted for as a discount to the note and are being amortized over the period from August 14, 2002 or December 2, 2002, as appropriate, through February 1, 2003. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," Chapeau determined that there was not a beneficial conversion feature on the date the original $500,000 note was issued (August 14, 2002), but that there was a beneficial conversion feature associated with the $300,000 amendment to the note on December 2, 2002.

As required by the loan agreement, all current holders of convertible promissory notes totaling $830,000 entered into forbearance and subordination agreements whereby they agreed to
1) extend the maturity dates of their notes and accrued interest until February 2, 2003 and 2) subordinate their security interest in Chapeau's assets to the security interest of Calim. As part of the forbearance agreements, Chapeau agreed to issue one share of common stock to the noteholders for each dollar of principal outstanding under such notes for a total of 830,000 shares of common stock. The market value of these shares of common stock was $58,100 ($0.07 per share), was recorded as a payment resulting in an additional discount on these promissory notes, and is being amortized over the period from August 14, 2002
through February 2, 2003.   Except for the holder of one note in
the principal amount of $100,000, as of the date of this filing each of the other noteholders has delivered to the Company his notice to convert the outstanding principal and interest under his note. The nonconverting noteholder is in the process of effecting the transfer of his note to a holder who has informed the Company that he will convert the note. As a consequence of these actions, the Company anticipates converting approximately $918,000 in outstanding principal and interest under the notes into approximately 3,671,000 shares of Chapeau's common stock.


Information regarding notes payable for the six months ended
December 31, 2002 is as follows:

                                                               Promissory
                                                Unamortized    Notes, Less
                                  Promissory    Discount on    Unamortized
                                    Notes,       Promissory      Discount
                                    Gross          Notes
                                  ----------    -----------   -----------

 Balance at June 30, 2002         $  830,000    $   (24,947)  $   805,053
 Six months ended December
  31, 2002:
   Draws under the Calim/
    MFPI note                        800,000       (359,627)      440,373
 Stock issued for extension
  of notes                                 -        (58,100)     (58,100)
 Amortization of discount                  -        265,530      265,530
                                  ----------    -----------   -----------

 Balance at December 31, 2002     $1,630,000    $  (177,144)  $ 1,452,856
                                  ==========    ===========   ===========

(E)  Common Stock and Options

In October 2002, the Board of Directors of Chapeau awarded 2,000,000 shares of common stock to the Chief Executive Officer as a stock bonus. The award has been accounted for at its estimated fair market value of $350,000 and charged to expense during the quarter ended December 31, 2002 under the caption "stock issued for compensation".

Also in October 2002, options to acquire an aggregate of 2,300,000 shares of common stock of Chapeau were awarded to the current members of the Board of Directors, including the two principal executive officers. These options are exercisable at $0.25 per share and subject to certain vesting criteria. The Board of Directors also awarded an option to a consultant to Chapeau to acquire 400,000 shares of common stock at $0.25 per share in connection with his services to the Company. Vesting under this option was immediate for 100,000 shares and monthly for three years for the other 300,000 shares. This option expires in October 2007.

In December 2002, Chapeau sold 400,000 shares of common stock at $0.25 per share in a private placement. The net proceeds to Chapeau were $95,000, net of a transaction fee of $5,000.

(F)  Subsequent Event

In February 2003, Chapeau entered into a Strategic Alliance Agreement ("Alliance Agreement") with URS Corporation ("URS"), whereby, among other things, Chapeau and URS will jointly market our Lean-One Combined Heat and Power Systems ("Systems"). Under the terms of the Alliance Agreement, among other things, Chapeau will, together with URS, formalize a management structure for the alliance and establish guiding principles and objectives for marketing the Systems, and URS will provide engineering services required for the implementation of the Systems.


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

      Need for additional working capital. We have not generated any operating revenues and expect to operate at a loss at least for the near term. Our expenses are expected to continue to grow as we attempt to sell significant number of systems. Although we have recently received some funding to continue and expand our business and have secured some customer deposits against future deliveries, we will need substantial additional working capital either from purchase orders from customers with corresponding cash deposits or from alternative sources of financing. We can provide no assurance that we can secure such purchase orders or obtain such financing, on terms acceptable to us or at all.

      History of operating losses. During this past fiscal year, Chapeau sustained a loss of $2,462,779. We cannot continue to sustain significant losses for an extended period of time and expect to continue in business.

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

      Lack of operating history of product systems. While our lead product has been thoroughly tested in the laboratory, our product does not have a history of operations in the field. Any failure in field performance would adversely affect our business.

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

      Short-term nature of current financing. At December 31, 2002, we owe $830,000 on convertible promissory notes and $800,000 under a loan agreement entered into in August 2002, as amended in December 2002. All of this debt, including accrued interest, is short-term and currently due in February 2003. As of this date, each of the noteholders has delivered to the Company his notice or has indicated to the Company his intent to convert the outstanding principal and interest in accordance with the terms of his respective note(s).

      Limited public market for Chapeau's shares. Although our common stock has been traded on the OTC Bulletin Board, trading has been sporadic and without significant volume. There can be no assurance that an active public market for our common stock will develop or be sustained.

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

      Control and management of Chapeau changed on February 3, 2000, when two former principal shareholders entered into a Stock Purchase Agreement with a group of investors. The new investors purchased 5,000,000 shares of common stock from the two former principal shareholders. The two former principal shareholders and one of the new investors agreed to return 7,820,049 shares of common stock for cancellation for no consideration. The two former principal shareholders also agreed to contribute notes payable and accrued interest totaling $16,602 due to them to the capital of Chapeau for no consideration.

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

     On  April  11,  2001, Chapeau merged a wholly  owned  Nevada
subsidiary   with   Specialized   Energy   Products,   Inc.,   or
Specialized, making Specialized a wholly owned subsidiary of Chapeau. Specialized sells customized engines and control panels for use in the development, assembly and marketing of packaged co-generation and power generation systems to the electrical power market.

Specialized was acquired in exchange for the cancellation of advances totaling $397,464 plus related accrued interest of $5,348, the initial issuance of 3,500,000 shares of common stock and the potential issuance of an additional 3,000,000 shares of common stock on the achievement of certain benchmarks in the development of Specialized's business. In October, 2002, the Board and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of common stock, according to the following schedule, pending formal amendment:

..    500,000 shares upon initial receipt of revenues from the
     sale of its engine and control panel products;

..    500,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

..    500,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

Operations

     Chapeau has been in the development stage since February 3, 2000 and has had no sales through December 31, 2002, or subsequent thereto. Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees. Chapeau has incurred general and administrative expenses in the amount of $2,097,394, and research and development costs of $773,699 for the period from February 3, 2000 (date of inception of the development stage) to December 31, principally since February 2001. General and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services. Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

     At December 31, 2002, Chapeau had current assets of $763,344 and current liabilities of $2,845,356, resulting in a working capital deficit of $2,082,012. Current assets principally consist of inventories and deposits toward the purchase of inventories. Inventories and related deposits principally represent the purchase of engines and related generators for the first ten systems to be assembled. Current liabilities are principally composed of convertible promissory notes due in February 2003; accounts payable principally payable to various service and materials providers, our landlord, and to Calim; and accrued and other liabilities principally composed of unpaid compensation to our management, employees, and directors, payroll taxes, and interest. In February 2003, the Company anticipates converting a convertible promissory note issued to Calim Private Equity, LLC, including accrued interest, in the amount of approximately $831,000 into 5-year bonds and other convertible notes and related interest totaling approximately $918,000 into common stock (reference Note D of Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-
QSB).

Plans for Research and Development

     We are completing prototype development of our initial commercial cogeneration system. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, is fully functional and is in process of receiving UL Listing and has received a South Coast Air Quality Management District ("SCAQMD") emission certification from a California Air Resources Board certified lab. The system employs a proprietary emission process utilizing our exclusive exhaust gas recirculation ("EGR") system. Initial independent emissions testing have yielded very favorable results. The system, referred to as "Lean-One" for its lean burn configuration and characteristics, continues under examination for patent application. We developed our emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One system was performed by Best Environmental, a California Air Resources Board ("CARB") certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002 and again in September 2002. Best Environmental confirmed again in September 2002 that the Lean-One system exceeded the requirements of SCAQMD, one of the most restrictive air containment zones in the United States. The Lean-One's results registered 0.009 grams nitrogen oxides per brake-horsepower hour. The SCAQMD requirement is 0.15 grams NOx per b/hp-hr. In anticipation of commercial introduction of our Lean-One product, we will continue to work toward securing exclusive supply arrangements with certain vendors, including our engine supplier and a developer of certain digital control systems incorporated in the Lean-One system.

     Dependent on our ability to obtain additional financing, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One over the next twelve months in additional power configurations.

Liquidity and Sources of Financing

     As a consequence of the above noted CARB certified testing results and various reviews of the commercial iteration of the Lean-One System, we have received several inquiries concerning availability and sales of our Lean-One system. We are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States. In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement ("Agreement") with Southern California Gas Company ("The Gas Company") whereby The Gas Company will provide internal funding to certain of its commercial customers sponsoring showcase centers within Gas Company's service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One System. Also, as discussed in further detail in Note F of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, we recently entered into a Strategic Alliance Agreement ("Alliance Agreement") with URS Corporation ("URS") whereby Chapeau and URS will jointly market our Lean-One Combined Heat and Power Systems. Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from the Agreement and Alliance Agreement, if and when realized. However, while we believe that the Agreement and Alliance Agreement will help endorse our other selling efforts, there can be no assurance that we will realize additional sales, if any, as a consequence of the Agreement or Alliance Agreement.

     As discussed in further detail herein, we have borrowed the maximum amount available under certain bridge financing secured during the first half of FY 2003. Additional capital, however, will likely be required prior to commencing commercial operations absent our receipt of purchase orders from customers and associated cash deposits. Concurrent with the foregoing, we will continue to evaluate alternative sources of capital to meet our cash requirements, including other debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us. If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital prior to commencing commercial operations, then we may not be able to meet our immediate-to-near-term cash requirements to continue business operations as an ongoing concern.

Plan of Operations

     We plan to focus sales and marketing efforts of our CHP systems nationally, with particular emphasis in California and New York, with plans to subsequently expand distribution worldwide. We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. As discussed in further detail above, we have recently entered into an Agreement with The Gas Company, an Alliance Agreement with URS and we are currently in discussion with several other companies in connection with sales and marketing of our initial product. While we are optimistic that the Agreement, the Alliance Agreement and these other discussions will result in positive outcomes for Chapeau, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to Chapeau or will result in significant sales, if any, of our products.

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

     As discussed in further detail herein, while we recently entered into an Alliance Agreement with URS pursuant to which we will jointly market our Lean-One Systems, we are continuing to evaluate alternative distribution channels for our products, including, among others, a direct sales force as well as third party distributors. Our primary initial target market remains principally commercial and industrial power users as well as gas and electric utilities with application requirements under 1.4 megawatts.

     The market for small scale CHP cogeneration equipment is competitive and many of our competitors have more business experience and financial resources than we do. In addition, the public utility grid notwithstanding, there are several competing technologies used to support cogeneration applications in our initial target market.

     Proprietary protection for our products, processes and know-how is important to our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our intention remains to file patent applications to protect our technology, inventions and improvements as soon as practicable.

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

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. Chapeau will adopt the disclosure requirements of Statement No. 148 for its quarter ended March 31, 2003 and for its year ended June 30, 2003.



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


                 ITEM 2.  CHANGES IN SECURITIES


     In October 2002, the Board of Directors of Chapeau awarded 2,000,000 shares of common stock to the Chief Executive Officer as a stock bonus. The award has been accounted for at its estimated fair market value of $350,000 and charged to expense during the quarter ended December 31, 2002 under the caption "stock issued for compensation". This stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Section 4(2)").

     Also in October 2002, options to acquire an aggregate of 2,300,000 shares of common stock of Chapeau were awarded to the current members of the Board of Directors, including the two principal executive officers. These options are exercisable at $0.25 per share and subject to certain vesting criteria.

     In October 2002, the Board of Directors also awarded an option to a consultant to Chapeau to acquire 400,000 shares of common stock at $0.25 per share in connection with his services to the Company. Vesting under this option was immediate for 100,000 shares and monthly for three years for the other 300,000 shares. This option expires in October 2007.

     In December 2002, Chapeau sold 400,000 shares of common stock in a private placement to two unaffiliated individuals at $0.25 per share. The net proceeds to Chapeau were $95,000, net of a transaction fee of $5,000 with Calim. This stock was issued pursuant to Section 4(2).

     Furthermore, in connection with the additional proceeds under the Calim loan agreement, Chapeau granted to MFPI Partners, LLC an option to purchase up to 300,000 shares of its common stock at a price of $0.10 per share, vesting immediately, exercisable for five years following the closing of the loan. This option was issued pursuant to Section 4(2).


            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


     Chapeau has made no interest payments or paid the loan placement fee due under the Calim loan agreement. Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003, Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the related note in accordance with its terms. This conversion is dependent upon the other noteholders converting their respective notes. Except for the holder of one note in the principal amount of $100,000, as of the date of this filing each of the other noteholders has delivered to the Company his notice to convert the outstanding principal and interest under his note. The nonconverting noteholder is in the process of effecting the transfer of his note to a holder who has informed the Company that he will convert the note. As a consequence of these actions, the Company anticipates converting approximately $918,000 in outstanding principal and interest under the notes into approximately 3,671,000 shares of Chapeau's common stock and approximately $831,000 due under the Calim note into 5-year bonds.

        We anticipate that all notes will be converted. In the event that these conversions are not made, however, although Calim has not delivered a notice of default in connection with the referenced payments, there can be no assurance that Calim and/or the nonconverting noteholder will not claim an event of default against us and exercise any security interest with respect to the Company's assets, or take any other actions available to them. In the event that Calim and/or the nonconverting noteholder delivers a notice of default with respect to the referenced payments, we will attempt to correct the default by either paying the amount due, working out a new repayment plan for the debt or undertaking other actions, if any, available to us. With respect to the referenced payments, there can be no assurance that Calim and/or the nonconverting noteholder will not claim an event of default against us or that we would be successful in our efforts to correct such default, if claimed.

                   ITEM 5.  OTHER INFORMATION

In February 2003, Chapeau entered into a Strategic Alliance Agreement ("Alliance Agreement") with URS Corporation ("URS"), whereby, among other things, Chapeau and URS will jointly market
our Lean-One Combined Heat and Power Systems ("Systems").   Under
the terms of the Alliance Agreement, among other things, Chapeau will, together with URS, formalize a management structure for the alliance and establish guiding principles and objectives for marketing the Systems, and URS will provide engineering services required for the implementation of the Systems.


            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits


             SEC
 Exhibit   Reference
 Number     Number          Title of Document          Location
 -------   ---------  ---------------------------    -----------
   1         (10)     Amendment to Loan Agreement    This filing
                       with Calim Private Equity,
                       LLC


   2         (99)     Certification of Guy A.        This filing
                       Archbold, Chief Executive
                       Officer and Chief Financial
                       Officer Pursuant to 18
                       U.S.C. Section 1350, as
                       Adopted Pursuant to Section
                       906 of the Sarbanes-Oxley
                       Act of 2002


Reports on Form 8-K

     During the quarter ended December 31, 2002, Chapeau did not file a report on Form 8-K.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHAPEAU, INC.



Dated:  February 19, 2003          By /s/ Guy A. Archbold
                                     --------------------------
                                     Guy A. Archbold, Director
                                     (Principal Executive Officer and
                                     (Principal Financial Officer)


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

Date:  February 19, 2003

                                   /s/ Guy A. Archbold
                                   ----------------------
                                   Guy A. Archbold, Chief
                                   Executive Officer and Chief
                                   Financial Officer