Form 10QSB
period 2003-03-31
CHAPEAU INC
filed 2003-05-16
CIK 783211

3
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to
                      Commission File Number   033-01289-D

                         Chapeau, Inc.
                         -------------
     (Exact name of small business issuer as specified in charter)

                  Utah                            87-0431831
                  ----                            ----------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

    10 Greg Street, Sparks , Nevada                 89431
    -------------------------------                 -----
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

                             Yes      X          No
                                 ----------         ---------

      As of May 15, 2003, the Issuer had 21,922,040 shares of its common stock, par value $0.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                           Yes                 No      X
                                 ----------         ----------



                                     PART I
                              FINANCIAL INFORMATION



                          ITEM 1.  FINANCIAL STATEMENTS


     Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of March 31, 2003 and June 30, 2002 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2003 and 2002, and for the period from February 3, 2000 (date of inception of the development stage), to March 31, 2003, and unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002, and for the period from February 3, 2000 (date of inception of the development stage), through March 31, 2003, together with unaudited condensed notes thereto. In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2002, included in our annual report on Form 10-KSB.



                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                   March 31,       June 30,
                                                      2003           2002
---------------------------------------------------------------------------
                                    ASSETS

Current Assets
 Cash and cash equivalents                        $   76,150  $        445
 Inventories and related deposits                  1,141,095       274,445
 Other current assets                                 38,786        13,872
---------------------------------------------------------------------------
    Total Current Assets                           1,256,031       288,762

Property and Equipment, net of accumulated
 depreciation of $23,844 and $11,949                  52,135        45,230

Other Assets                                          56,069        15,086
---------------------------------------------------------------------------

Total Assets                                      $1,364,235  $    349,078
===========================================================================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                 $  623,755   $   430,715
 Accrued liabilities                                 626,427       460,778
 Customer deposits                                   494,280             -
 Convertible and other promissory notes, less         43,300       805,053
  unamortized discount
---------------------------------------------------------------------------
   Total Current Liabilities                       1,787,762     1,696,546
---------------------------------------------------------------------------

Long-Term Liabilities - Convertible Bonds            821,000             -
---------------------------------------------------------------------------

   Total Liabilities                               2,608,762     1,696,546
---------------------------------------------------------------------------

Stockholders' Deficit
 Preferred Stock, $0.001 par value; 5,000,000
  shares authorized; none issued and outstanding           -             -
 Common stock, $0.001 par value; 325,000,000
  shares authorized; 21,588,706 and 12,447,550
  shares issued and outstanding at March 31,          21,589        12,448
  2003 and June 30, 2002
 Additional paid-in capital                        4,796,144     2,360,706
 Deferred compensation                               (52,623)            -
 Deficit accumulated prior to date of
  inception of the development stage                (259,373)     (259,373)
 Deficit accumulated from date of inception
  of the development stage                        (5,750,264)   (3,461,249)
---------------------------------------------------------------------------
   Total Stockholders' Deficit                    (1,244,527)   (1,347,468)
---------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit       $1,364,235   $   349,078
===========================================================================


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

                                                                                        For the period
                                                                                        from February 3,
                                                                                         2000 (date of
                                                                                          inception of
                                  For the Three Months          For the Nine Months            the
                                          Ended                        Ended              development
                                        March 31,                     March 31,          stage) through
                                -------------------------   ----------------------------     March 31,
                                    2003          2002          2003           2002            2003
 -------------------------------------------------------------------------------------------------------

 General and administrative
  expense                       $  398,043    $   230,611    $  982,259    $    832,834    $  2,495,437

 Research and development
  expense                           76,491         75,742        204,039        303,400         850,190

 Stock issued for compensation           -              -        350,000              -         355,000

 Amortization of deferred
  compensation from issuance
  of stock options                   5,093              -         27,468              -          27,468

 Write off of intangible assets          -              -              -              -         318,531

 Write off of note receivable            -         57,330              -         57,330          57,330

 In-process research and
  development acquired                   -              -              -              -         376,624
 -------------------------------------------------------------------------------------------------------

 Loss From Operations             (479,627)      (363,683)    (1,563,766)    (1,193,564)     (4,480,580)

 Other Income and Expense:

 Interest income                         -          1,234              -          4,434          73,126

 Interest expense                  (36,523)       (48,543)      (101,570)       (56,686)       (171,013)

 Interest expense from
  amortization of discount
  on convertible promissory
  notes and debt issue costs      (220,886)      (143,420)      (623,679)      (399,179)     (1,171,797)
 -------------------------------------------------------------------------------------------------------

 Net Loss                       $ (737,036)      (554,412)    (2,289,015)    (1,644,995)     (5,750,264)
 =======================================================================================================

 Basic Loss Per Common Share    $    (0.04)   $     (0.04)         (0.15)         (0.13)
 =======================================================================================

 Weighted-Average Outstanding
  Common Shares                 18,242,269     12,375,265     15,369,064     12,192,612
 =======================================================================================



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


                                                                                     For the period
                                                                                          from
                                                                                    February 3, 2000
                                                                                   (date of inception
                                                         For the Nine Months             of the
                                                               Ended                   development
                                                              March 31,               stage) through
                                                    -----------------------------        March 31,
                                                         2003            2002              2003
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                           $ (2,289,015)    $ (1,644,995)     $ (5,750,264)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Amortization of discount on convertible               623,679          399,179         1,171,797
    promissory notes and debt issue costs
   Compensation and rent paid with common stock          381,000                -           386,000
   Amortization of deferred compensation from
    issuance of stock options                             27,468                -            27,468
   Depreciation and amortization                          11,895          102,746           175,159
   Write-off of in-process research and                        -                -           376,624
    development acquired
   Write-off of intangible assets                              -                -           318,531
   Write-off of note receivable                                -           57,330            57,330
   Interest paid with common stock                             -           23,430            23,430
   Interest income accrued on advances to                      -                -            (5,348)
    Specialized
   Changes in assets and liabilities:
    Inventories and related deposits                     (866,650)        (43,435)       (1,141,095)
    Other current assets                                  (24,914)         20,940           (35,618)
    Other assets                                          (40,983)          6,481           (56,069)
    Accounts payable                                      276,811         121,494           691,775
    Accrued liabilities                                   246,939         274,825           700,200
    Customer deposits                                     494,280               -           494,280
---------------------------------------------------------------------------------------------------
     Net Cash Used in Operating Activities             (1,159,490)       (682,005)       (2,565,800)
---------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Issuance of note receivable                                    -               -          (200,000)
 Advances paid to Specialized prior to                          -               -          (397,464)
  acquisition
 Collection of note receivable                                  -          50,971           142,670
 Cash acquired in acquisition of Specialized,
  net of acquisition costs paid                                 -               -            97,018
 Purchase of property and equipment                       (18,800)        (48,575)          (71,554)
---------------------------------------------------------------------------------------------------
    Net Cash Provided By (Used In) Investing
     Activities                                           (18,800)          2,396          (429,330)
---------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock and               635,000               -         1,622,285
  warrants, net of offering costs
 Proceeds from issuance of convertible
  promissory notes and related beneficial                 685,071         472,111         1,238,501
  conversion option
 Proceeds from issuance of warrants and common
  stock related to convertible promissory notes           114,929         137,889           391,499
 Loan issue costs                                        (181,005)              -          (181,005)
---------------------------------------------------------------------------------------------------
    Net Cash Provided By Investing Activities           1,253,995         610,000         3,071,280
---------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents       75,705         (69,609)           76,150

Cash And Cash Equivalents At Beginning of Period              445         108,610                 -
---------------------------------------------------------------------------------------------------

Cash And Cash Equivalents At End Of Period            $    76,150     $    39,001      $     76,150
===================================================================================================



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CHAPEAU, INC. AND SUBSIDIARY
                       dba BLUEPOINT ENERGY PRODUCTS, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(A)  Significant Accounting Policies and Basis of Presentation

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. ("Chapeau") and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended June 30, 2002 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2002, included in our annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, "Nature of Operations and Summary of Significant Accounting Policies." In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) and disclosures required in interim financial information necessary to fairly present Chapeau's consolidated financial position as of March 31, 2003, its consolidated results of operations for the three months ended March 31, 2003 and 2002, and its consolidated results of operations and cash flows for the nine months ended March 31, 2003 and 2002, and for the period from February 3, 2000 (date of inception of the development stage), through March 31, 2003. The results of operations for the three months and nine months ended March 31, 2003, may not be indicative of the results that may be expected for the year ending June 30, 2003.

Business Condition - The accompanying unaudited condensed consolidated financial statements have been prepared assuming that Chapeau will continue as a going concern. Chapeau is in the development stage and has not generated any revenue. Chapeau incurred losses of $737,036 and $554,412 during the three-month periods ended March 31, 2003 and 2002, respectively, and incurred losses of $2,289,015 and $1,644,995 and used $1,159,490 and $682,005 of cash in its operating activities during the nine-month periods ended March 31, 2003 and 2002, respectively. Through March 31, 2003, Chapeau has accumulated a deficit during the development stage of $5,750,264 and at March 31, 2003, Chapeau has a shareholders' deficit of $1,244,527 and a working capital deficit of $531,731. These conditions raise substantial doubt about Chapeau's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chapeau's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which may include the need to obtain additional financing, and ultimately to attain profitable operations. While Chapeau has recently received some customer deposits against future deliveries, the Company does not have sufficient cash flow to finance its operations on an on-going basis. To date, Chapeau has met its short-term cash needs through promissory notes, equity financing, and customer deposits. However, there can be no assurance that such sources of financing, if any, will continue to be available or, if available, that they will be on terms favorable to Chapeau or in amounts sufficient to meet Chapeau's cash flow requirements.

Stock-Based Compensation - At March 31, 2003, Chapeau has stock-based employee compensation plans, which are described more fully in Note (E). Chapeau accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and on basic and diluted loss per common share if Chapeau had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                            Three Months March 31,           Nine Months March 31,
                             2003            2002            2003            2002
---------------------------------------------------------------------------------------
Net loss:
  As reported              $ (737,036)   $  (554,412)    $ (2,289,015)    $ (1,644,995)
  Less:  Total stock-
   based compensation
   expense determined
   under fair value based
   method                     (58,733)       (29,973)        (382,995)        (101,427)
---------------------------------------------------------------------------------------

  Pro forma                $ (795,769)   $  (584,385)    $ (2,672,010)      (1,746,422)
=======================================================================================

Basic and diluted loss
per share:                  $   (0.04)     $   (0.04)    $      (0.15)     $     (0.13)
  As reported
  Pro forma                 $   (0.04)     $   (0.05)    $      (0.17)     $     (0.14)



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

Control and management of Chapeau changed on February 3, 2000, when two former principal shareholders entered into a Stock Purchase Agreement with a group of investors. The new investors purchased 5,000,000 shares of common stock from the two former principal shareholders. The two former principal shareholders and one of the new investors agreed to return 7,820,049 shares of common stock for cancellation to Chapeau for no consideration. The two former principal shareholders also agreed to contribute notes payable and accrued interest totaling $16,602 due to them to the capital of Chapeau for no consideration.

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

In February 2001, two of the then-existing members of the board of directors and all of the officers of Chapeau resigned their positions, and Thomas J. Manz and Guy A. Archbold were appointed as directors of Chapeau to fill the vacancies created by their resignations. In addition, Mr. Manz became the Chairman of the Board and Mr. Archbold became the Chief Executive and Financial Officer.

On April 11, 2001, Chapeau merged a wholly owned Nevada subsidiary with Specialized Energy Products, Inc., ("Specialized"), making Specialized a wholly owned subsidiary of Chapeau. Specialized sells customized engines and control panels for use in the development, assembly and marketing of packaged co-generation and power generation systems to the electrical power market.

Specialized was acquired in exchange for the cancellation of advances totaling $397,464 plus related accrued interest of $5,348, the initial issuance of 3,500,000 shares of Chapeau common stock and the potential issuance of an additional 3,000,000 shares of Chapeau common stock upon the achievement of certain benchmarks in the development of Specialized's business. In October, 2002, Chapeau and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of Chapeau common stock, according to the following schedule, pending a formal amendment of the Plan of Reorganization and Agreement among Chapeau, Specialized, and Chapeau Nevada, Inc. approved April 11, 2001:

- 500,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

- 500,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

- 500,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.



(C)  Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants and convertible promissory notes have been excluded from the diluted loss per share calculations. None of the total options or warrants to acquire 10,633,334 shares of common stock outstanding at March 31, 2003 were included in the computations of diluted loss per share.

(D)  Promissory Notes and Warrants

On August 14, 2002, Chapeau entered into a loan agreement with Calim Equity Partners, LLC to borrow an amount up to $500,000. Under this agreement, Chapeau could request drawings under the promissory note on a monthly basis, unless otherwise authorized by Calim. On December 2, 2002, the promissory note was amended to provide for an additional $300,000 to be borrowed under the loan agreement. By December 31, 2002, Chapeau had drawn the entire $800,000 under the loan agreement. The promissory note accrued interest at 12% per annum, payable quarterly, with payments to commence November 1, 2002. The original due date of the promissory note and any unpaid accrued interest was February 1, 2003. This loan was secured by a first lien security interest in and to all of Chapeau's assets. As stated below, effective in February 2003, the promissory note was converted into convertible bonds. Calim also earned loan placement fees in the aggregate amount of $80,000 on the original loan amount and the additional loan amount, which amount is included in accounts payable and is currently past due.

Total debt issue costs, including loan placement fees, were $181,005 and were amortized over the period from the date of the loan agreement (August 14, 2002) or the amendment thereto (December 2, 2002), as appropriate, through February 1, 2003.

Effective in February 2003, Calim converted the $800,000 promissory note plus accrued interest in the amount of $21,000 into convertible bonds, under the terms of the loan agreement. The terms of the convertible bonds include 1) the bonds are due five years after conversion; 2) the bonds are issued in units of $1,000; 3) interest on the bonds accrues at 12% per annum, payable on a semiannual basis; 4) the bonds are redeemable by Chapeau, but not earlier than two years after conversion; 5) each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share, the warrants to expire two years after issuance; 6) the conversion price of bonds will be subject to annual reset to provide for a twenty percent increase in benefit to the holders; and 7) customary registration rights and anti-dilution provisions.

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

As additional consideration for making this loan, Chapeau designated Calim as its exclusive agent to place a convertible bond issue in the principal amount not to exceed $1,500,000 on terms and conditions reasonably satisfactory to Calim and Chapeau. The terms of the bonds in this placement are to include 1) bonds are to be due five years after placement; 2) bonds will be issued in units of $1,000; 3) interest on the bonds will accrue at 10% per annum, payable on a semiannual basis; 4) bonds are to be redeemable by Chapeau, but not earlier than two years after placement; 5) each $1,000 bond is convertible into 2,000 shares of common stock plus warrants to purchase 2,000 shares of common stock at $1.00 per share, warrants to expire two years after issuance;
6) conversion price of bonds will be subject to annual reset to provide for a twenty percent increase in benefit to the holders; and 7) customary registration rights and anti-dilution provisions.

The proceeds from the Calim note and options were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $440,373 to the convertible promissory note, $114,929 to the options, and $244,698 to the beneficial conversion option of the notes. The portions of the proceeds allocated to the options and to the beneficial conversion feature were accounted for as a discount to the note and were amortized over the period from August 14, 2002 or December 2, 2002, as appropriate, through February 1, 2003. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios," and EITF Issue No. 00-27,


"Application of Issue No. 98-5 to Certain Convertible Instruments," Chapeau determined that there was not a beneficial conversion feature on the date the original $500,000 note was issued (August 14, 2002), but that there was a beneficial conversion feature associated with the $300,000 amendment to the note on December 2, 2002.

As required by the Calim loan agreement, holders of convertible promissory notes in the aggregate principal amount of $830,000 previously issued by Chapeau entered into forbearance and subordination agreements whereby they agreed to 1) extend the maturity dates of their notes and accrued interest until February 2, 2003 and 2) subordinate their security interest in Chapeau's assets to the security interest of Calim. As part of the forbearance agreements, Chapeau agreed to issue one share of common stock to the noteholders for each dollar of principal outstanding under such notes for a total of 830,000 shares of common stock. The market value of these shares of common stock was $58,100 ($0.07 per share), was recorded as a payment resulting in an additional discount on these promissory notes, and was amortized over the period from August 14, 2002 through February 2, 2003. Effective February 2, 2003, these convertible promissory notes in the aggregate principal amount of $830,000, plus accrued interest of $60,290, were converted into 3,561,156 shares of common stock.

On March 31, 2003, Chapeau entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada. Under the terms of this agreement, Chapeau converted past due rent into a note payable to the landlord in the principal amount of $43,300. The note is due October 1, 2003 and bears interest at 10%. As further consideration for entering into the settlement, Chapeau agreed to issue the landlord 100,000 shares of common stock, valued at $31,000 ($0.31 per share), which was the market price of the stock on the date of the settlement.


Information regarding promissory notes for the nine months ended March 31, 2003 is as follows:

                                                                 Unamortized   Promissory
                                                                 Discount on   Notes, Less
                                                    Promissory    Promissory   Unamortized
                                                   Notes, Gross     Notes       Discount
------------------------------------------------------------------------------------------
  Balance at June 30, 2002                          $  830,000   $  (24,947)  $   805,053
  Nine months ended March 31, 2003:
    Draws under the Calim note                         800,000     (359,627)      440,373
  Stock issued for extension of notes                        -      (58,100)      (58,100)
  Amortization of discount                                   -      442,674       442,674
  Note issued to landlord                               43,300            -        43,300
  Conversion of Calim note into long                  (800,000)           -      (800,000)
    term bonds
  Conversion of subordinated notes
    into common stock                                 (830,000)           -      (830,000)
------------------------------------------------------------------------------------------
  Balance at March 31, 2003                         $   43,300   $         -  $    43,300
==========================================================================================



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

In February 2003, Chapeau issued 250,000 shares of common stock to an outside consultant in cancellation of an account payable in the amount of $40,472 (weighted average of $0.1619 per share). The price per share was based on the historical price per share of Chapeau's common stock at the time the consultant's services were rendered.

Effective in March 2003, Chapeau issued 2,000,000 shares of common stock at $0.30 per share in a private placement. The net proceeds to Chapeau were $540,000, net of a transaction fee of $60,000. In connection with the private placement, Chapeau also issued warrants to acquire 4,000,000 shares of common stock, which warrants have an exercise price of $0.50 and expire in March 2008. The placement also provided the option to purchase an additional 333,334 shares of common stock and issuance of warrants to acquire an additional 666,668 shares of common stock under the same terms as the original purchase. This purchase option was exercised subsequent to March 31, 2003, resulting in net proceeds to Chapeau of $90,000, net of a transaction fee of $10,000.


(F)  Strategic Alliance Agreement

In February 2003, Chapeau entered into a Strategic Alliance Agreement ("Alliance Agreement") with URS Corporation ("URS"), whereby, among other things, Chapeau and URS will jointly market the Company's Lean-One Combined Heat and Power
Systems ("Systems").   Under the terms of the Alliance Agreement, among other
things, Chapeau will, together with URS, formalize a management structure for the alliance and establish guiding principles and objectives for marketing the Systems, and URS will provide engineering services required for the implementation of the Systems.


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

     Need for additional working capital. We have not generated any operating revenues and expect to operate at a loss at least for the near term. Our expenses are expected to continue to grow as we attempt to sell significant number of systems. Although we have recently received some funding to continue and expand our business and have secured some customer deposits against future deliveries anticipated in our fiscal fourth quarter, we will need substantial additional working capital either from purchase orders from customers with corresponding cash deposits or from alternative sources of financing. We can provide no assurance that we can secure such purchase orders or obtain such financing, on terms acceptable to us or at all, or in amounts sufficient to meet our cash flow requirements.

     History of operating losses. During the nine months ended March 31, 2003 Chapeau has incurred a loss of $2,289,015 and during this past fiscal year, Chapeau sustained a loss of $2,462,779. We cannot continue to sustain significant losses for an extended period of time and expect to continue in business.

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

     Control and management of Chapeau changed on February 3, 2000, when two former principal shareholders entered into a Stock Purchase Agreement with a group of investors. The new investors purchased 5,000,000 shares of common stock from the two former principal shareholders. The two former principal shareholders and one of the new investors agreed to return 7,820,049 shares of common stock for cancellation to Chapeau for no consideration. The two former principal shareholders also agreed to contribute notes payable and accrued interest totaling $16,602 due to them to the capital of Chapeau for no consideration.

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

Specialized was acquired in exchange for the cancellation of advances totaling $397,464 plus related accrued interest of $5,348, the initial issuance of 3,500,000 shares of Chapeau common stock and the potential issuance of an additional 3,000,000 shares of Chapeau common stock on the achievement of certain benchmarks in the development of Specialized's business. In October, 2002, Chapeau and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of Chapeau common stock, according to the following schedule, pending a formal amendment of the Plan of Reorganization and Agreement among Chapeau, Specialized, and Chapeau Nevada, Inc. approved April 11, 2001:

- 500,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

- 500,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

- 500,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

Operations

     Chapeau has been in the development stage since February 3, 2000 and has had no sales through March 31, 2003, with initial sales anticipated during the fourth quarter of fiscal 2003. Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees. Chapeau has incurred general and administrative expenses in the amount of $2,495,437, and research and development costs of $850,190 for the period from February 3, 2000 (date of inception of the development stage) to March 31, 2003, principally since February 2001. General and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services. Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

     At March 31, 2003, Chapeau had current assets of $1,256,031 and current liabilities of $1,787,762, resulting in a working capital deficit of $531,731. Current assets principally consist of inventories and deposits toward the purchase of inventories. Inventories and related deposits principally represent the cost of engines and related components for the initial systems to be assembled. Current liabilities are principally composed of: (i) accounts payable to various service and materials providers, and to Calim for financial advisory, legal, and placement fees; (ii) accrued liabilities principally composed of unpaid compensation to our management, employees, and directors, and related payroll taxes; and (iii) customer deposits received under purchase orders for our products.

Plans for Research and Development

     We anticipate delivering our initial commercial cogeneration system during our upcoming fiscal fourth quarter. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, is fully functional and is in process of receiving UL Listing and has received a South Coast Air Quality Management District ("SCAQMD") emission certification from a California Air Resources Board certified lab. The system employs a proprietary emission process utilizing our exclusive exhaust gas recirculation ("EGR") system. Initial independent emissions testing have yielded very favorable results. The system, referred to as "Lean-One" for its lean burn configuration and characteristics, continues under examination for patent application. We developed our emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One system was performed by Best Environmental, a California Air Resources Board ("CARB") certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002 and again in September 2002. Best Environmental confirmed again in September 2002 that the Lean-One system exceeded the requirements of SCAQMD, one of the most restrictive air containment zones in the United States. The Lean-One test results registered 0.009 grams nitrogen oxides per brake-horsepower hour. The SCAQMD requirement is 0.15 grams NOx per b/hp-hr. In anticipation of initial commercial deliveries of our Lean-One product, we will continue to work toward securing exclusive supply arrangements with certain vendors, including our engine supplier and a developer of certain digital control systems incorporated in the Lean-One system.


     Dependent on our ability to generate sufficient cash flow from operations and/or obtain additional financing, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One over the next twelve months in additional power configurations.

Liquidity and Sources of Financing

     As discussed in further detail herein, we have secured our initial customer orders from customers for the purchase of our Lean-One Systems and anticipate commencing deliveries during the fourth quarter of fiscal 2003. While we anticipate that our current cash balances and collection of pending accounts receivable in connection with these sales will enable the Company to meet its immediate cash needs, additional capital will be required for us to continue as an on-going concern over the next 12 months absent our receipt of sufficient purchase orders from customers and associated cash deposits. Concurrent with the foregoing, we will continue to evaluate alternative sources of capital to meet our cash requirements, including other debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us or in amounts sufficient to meet our cash flow requirements. If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, then we may not be able to meet our near-term cash requirements to continue business operations as an ongoing concern.

Plan of Operations

     We plan to focus sales and marketing efforts of our CHP systems nationally, with particular emphasis initially in California and New York, with plans to subsequently expand distribution worldwide. We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. As discussed in further detail below, we have recently entered into an Agreement with The Gas Company, an Alliance Agreement with URS and we are currently in discussion with several other companies in connection with sales and marketing of our initial product. While we are optimistic that the Agreement, the Alliance Agreement and these other discussions will result in positive outcomes for Chapeau, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to Chapeau or will result in significant sales, if any, of our products.

     As a consequence of the above noted CARB certified testing results and various reviews of the commercial iteration of the Lean-One System, we have received several inquiries concerning availability and sales of our Lean-One system. We received our initial orders from customers for the purchase of our Lean-One Systems, together with corresponding deposits, during the recently ended third quarter and we are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States. In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement ("Agreement") with Southern California Gas Company ("The Gas Company") whereby The Gas Company will provide internal funding to certain of its commercial customers sponsoring showcase centers within Gas Company's service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One System. Also, as discussed in further detail in Note F of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, we recently entered into a Strategic Alliance Agreement ("Alliance Agreement") with URS Corporation ("URS") whereby Chapeau and URS will jointly market our Lean-One Combined Heat and Power Systems. Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from the Agreement and Alliance Agreement, if and when realized. However, while we believe that the Agreement and Alliance Agreement will help endorse our other selling efforts, there can be no assurance that we will realize additional sales, if any, as a consequence of the Agreement or Alliance Agreement.

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

     As discussed in further detail herein, while we recently entered into an Alliance Agreement with URS pursuant to which we will jointly market our Lean-One Systems, we are continuing to evaluate alternative distribution channels for our products, including, among others, a direct sales force as well as third party distributors, both domestically and abroad. Our primary initial target market remains principally commercial and industrial power users as well as gas and electric utilities with application requirements under 1.4 megawatts.

     The market for small scale CHP cogeneration equipment is competitive and many of our competitors have more business experience and financial resources than we do. In addition, the public utility grid notwithstanding, there are several competing technologies used to support cogeneration applications in our initial target market.

     Proprietary protection for our products, processes and know-how is important to our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our intention remains to file patent and other applications to protect our technology, inventions and improvements as soon as practicable.

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

Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force issue No. 94-3 ("EITF 94-3"). We have adopted the requirements of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Our adoption of SFAS 146 in the quarter ended March 31, 2003 did not have a material impact on our financial position or results of operations, but may affect the timing of recognizing future restructuring plans, if any.

     In November 2002, the Emerging Issues Task Force ("EITF") finalized its consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. Chapeau is in the development stage and has not had any sales as of March 31, 2003. We are currently analyzing the impact of the adoption of EITF 00-21 on the future sales and financial statements of Chapeau.
     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. We adopted the disclosure requirements of Statement No. 148 for the quarter ended March 31, 2003 (see Note E to the Financial Statements).



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


                           PART II - OTHER INFORMATION



                         ITEM 2.  CHANGES IN SECURITIES


     Effective February 2, 2003, convertible promissory notes totaling $830,000, plus accrued interest of $60,290, were converted into 3,561,156 shares of common stock. This stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Section 4(2)").

     During the quarter ended March 31, 2003, Chapeau entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada. Under the terms of this agreement, among other things, Chapeau agreed to issue the landlord 100,000 shares of common stock. This stock was issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

     In February 2003, Chapeau issued 250,000 shares of common stock to an outside consultant in cancellation of an account payable in the amount of $40,472. This stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     In March 2003, Chapeau sold 2,000,000 shares of common stock in a private placement at $0.30 per share. The net proceeds to Chapeau were $540,000, net of a transaction fee of $60,000. This stock was issued pursuant to Section 4(2). Furthermore, warrants to acquire 4,000,000 shares of common stock and an option to purchase 333,334 shares of common stock were issued to the purchaser in connection with this placement. The warrants vested immediately, have an exercise price of the warrants is $0.50 per share and expire in March 2008. The option vested immediately, has an exercise price of $0.30 per share and expires December 31, 2003. The warrant and option were issued pursuant to Section 4(2).



                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


     Chapeau has made no interest payments or paid the loan placement fee due under the Calim loan agreement. Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003, Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the related note in accordance with its terms, pending other noteholders converting their respective notes which did take place. As discussed in further detail in Note D of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, during the recently ended third quarter the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds. Unpaid loan placement fees and accrued interest in the aggregate amount of approximately $90,000 is included in current liabilities.

     As also discussed in further detail in Note D of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, all of the other promissory notes and substantially all of the associated accrued interest were converted during the quarter ended March 31, 2003. As a consequence of these actions, the Company converted approximately $890,000 in outstanding principal and interest under these notes into approximately 3,561,000 shares of Chapeau's common stock. Accrued interest not converted in the amount of approximately $28,000 is included in current liabilities at March 31, 2003.


                           ITEM 5.  OTHER INFORMATION


None



                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

            SEC
Exhibit  Reference
Number     Number                  Title of Document                 Location
-------------------------------------------------------------------------------
   1        (10)     Stock Purchase Agreement with MFPI, LLC and    This filing
                       related warrant


   2        (99)     Certification of Guy A. Archbold, Chief        This filing
                       Executive Officer and Chief Financial
                       Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K

     During the quarter ended March 31, 2003, Chapeau did not file a report on Form 8-K.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHAPEAU, INC.



Dated:  May 15, 2003               By /s/ Guy A. Archbold
                                     -------------------------
                                     Guy A. Archbold, Director
                                     (Principal Executive Officer and
                                     (Principal Financial Officer)



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

Date:  May 15, 2003

                                   /s/ Guy A. Archbold
                                   -----------------------------------
                                   Guy A. Archbold, Chief Executive
                                   Officer and Chief Financial Officer


