Form 10KSB
period 2003-06-30
CHAPEAU INC
filed 2003-10-14
CIK 783211

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

Issuer's telephone number(916) 780-6764

Securities registered under section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered
               None                                 None

Securities registered under section 12(g) of the Act:

                                     None
                               (Title of class)

      Check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes{checked-box} No{square}

      Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {checked-box}

      The Issuer's revenues for its most recent fiscal year were $0.

      The aggregate market value of the voting common stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the Issuer as of October 8, 2003 was approximately $5,198,580.

      As of October 8, 2003, the Issuer had 21,922,040 shares of its common stock, par value $0.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                       Yes               No         X

                               TABLE OF CONTENTS



Item Number and Caption                                                    Page

PART I

1.    Description of Business...............................................  1

2.    Description of Property...............................................  4

3.    Legal Proceedings.....................................................  4

4.    Submission of Matters to a Vote of Security Holders...................  4


PART II

5.    Market for Common Equity and Related Stockholder Matters..............  5

6.    Management's Discussion and Analysis or Plan of Operation.............  5

7.    Financial Statements.................................................. 12

8.    Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure.................................................. 12

8A.   Controls and Procedures............................................... 12

PART III

1.    Directors and Executive Officers of the Registrant.................... 13

10.   Executive Compensation................................................ 16

11.   Security  Ownership  of  Certain Beneficial  Owners  and  Management
      and Related Stockholder Matters....................................... 20

12.   Certain Relationships and Related Transactions........................ 22

13.   Exhibits, List and Reports on Form 8-K................................ 24

14.   Principal Accountant Fees and Services................................ 26


SIGNATURES.................................................................. 27

                                    PART I



                       ITEM 1.  DESCRIPTION OF BUSINESS


HISTORICAL OVERVIEW

      Chapeau, Inc. or Chapeau, was organized as a corporation under the laws of the State of Utah on September 19, 1985. The Company's prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. Since February 3, 2000, the Company has had no sales of its power generation systems and is considered to be in the development stage. Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system.

      On April 11, 2001, Chapeau acquired Specialized Energy Products, Inc. Specialized is a company that has developed packaged co-generation and power generation systems. Specialized was acquired in exchange for the cancellation of advances made by Chapeau to Specialized plus related accrued interest, and the initial issuance of 3,500,000 shares of common stock. In connection with the acquisition of Specialized, the Company agreed to issue an additional three million shares of common stock upon the achievement of certain benchmarks in the development of Specialized's business. In October, 2002, the Company and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of the Company's common stock, according to the following schedule, pending a formal amendment of the Plan of Reorganization and Agreement among the Company, Specialized, and Chapeau Nevada, Inc. approved April 11, 2001:

 - 500,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

 - 500,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

 - 500,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

      If the contingently issuable common shares are issued, they will be recorded as additional purchase price and recorded at the current market value of the common stock on the dates they become issuable. The additional purchase price will be allocated to in-process research and development and charged to expense when recorded.


BUSINESS OF ISSUER

      Our wholly-owned subsidiary, Specialized, has developed customized engines and control panels used by developers and manufacturers of packaged cogeneration and power generation systems supplied to the electrical power market.

      Cogeneration is a type of distributed power generation in which excess or waste heat from the initial power generation is used for another purpose, such as providing industrial process heat, generating additional power by spinning a second turbine, or providing building heat to supplement or replace HVAC systems. This latter application is known as "combined heat and power," or CHP. Cogeneration products therefore empower industrial and commercial users to provide their own energy supply to meet their demand requirements independent from an arguably increasingly inadequate public supply and infrastructure. Because cogeneration and related products offer the potential for cost effective reliable energy and independence from the public utility grid, we expect the market for our products to grow rapidly.

      Anticipating this growing need, we intend to capitalize on Specialized's core competencies by focusing our resources on the development of a packaged onsite cogeneration solution, targeting commercial and industrial application requirements under 1.4 megawatts, including, among others, hospitals, office buildings, manufacturing sites and local, state and federal government facilities. We intend to combine engineering expertise, technological advances, and key strategic partnerships and alliances to meet the demand for commercial and industrial cogeneration products. Our first-generation product is currently based on a well-established natural gas fired, reciprocating engine combined with state-of-the-art, proprietary emission control technologies. Independent emissions testing have yielded very favorable results and we anticipate commencing commercial deliveries during the latter half of calendar 2003.

      At present, a significant sole-source supplier provides the gas-fired engine that is the core of our product. We have evaluated, however, and intend to continue evaluating engines from alternative suppliers that would be suitable for use in our products in the future.

      As noted above, our primary initial target market will be principally commercial and industrial power users, as well as gas and electric utilities, with application requirements under 1.4 megawatts. We are continuing to evaluate alternative methods of distributing our products, including, among others, a direct sales force as well as third party distributors. In addition, we are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. In that connection, during the year ended 2003 and subsequently, we have entered into business arrangements with several such companies. In addition, we are currently in discussion with several other companies in connection with sales and marketing of our initial product.

      The market for small scale CHP cogeneration equipment is competitive and many of our competitors have more business experience and financial resources than we do. The public utility grid notwithstanding, competing technologies used to support cogeneration applications under 1 megawatt include the following, with principal competitors noted parenthetically:

      - Reciprocating  diesel  and   gas   engines  (Deutz,  Cummins  and
         Waukesha);
      - Gas turbines (Pratt & Whitney);
      - Microturbines (Capstone Turbines); and
      - Fuel cells (Ballard and Westinghouse).

      Proprietary protection for our products, processes and know-how is important to our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. When advisable, we intend to file patent, trademark and related applications to protect our technology, inventions and improvements.

      We are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. We believe that our facility and practices for controlling and disposing of the limited amount of waste and potentially hazardous materials it produces comply with applicable environmental laws and regulations. Further, the use of our cogeneration equipment is subject to regulation by the U.S. Environmental Protection Agency as well as certain state and local regulatory agencies. The extent of government regulation of our business that might result from any future legislation or administrative action cannot be accurately predicted. Our cost of compliance with federal state and local environmental laws for the last fiscal year was minimal.

      For a more detailed discussion of our research and development efforts, including resulting products, and our sales and marketing activities, see Item
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, "Operations", "Plans for Research and Development", and "Plan of Operations."

EMPLOYEES

      As of June 30, 2003, we had seven full-time employees-three in administration, one in research and development, and three recently hired to assemble engines.

                       ITEM 2.  DESCRIPTION OF PROPERTY


      We lease our principal commercial property in Sparks, Nevada, which is currently used for office space and research and development activities. This space will also be used for assembly and marketing of our products. The building on this property consists of approximately 50,287 square feet. The term of the lease is for five years through May 31, 2006, with options to extend the lease for two additional five-year periods. Current monthly rent on this facility is $15,086. Under the terms of the lease, the landlord is obligated to maintain insurance on the real property. We believe that this facility is adequate for our needs currently and into the near future, and that additional space will be available to us on commercially reasonable terms as needed.

      Our chief executive officer maintains an office located in Granite Bay, California.



                          ITEM 3.  LEGAL PROCEEDINGS


      In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a Bluepoint Energy, Inc. filed in the United States District Court for the Southern District of New York. This matter involves an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation's deposit paid to us to purchase equipment and is recorded as a current liability in customer deposits at June 30, 2003. Chapeau has made a motion to dismiss based on improper venue. We continue to assess our alternatives with respect to this action and the anticipated outcome is not currently determinable.



         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      During the three months ended June 30, 2003, we did not hold a shareholders' meeting and did not submit any matter to a vote of the security holders of Chapeau.

                                    PART II



                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS


      Chapeau currently has approximately 130 shareholders of record of its common stock. We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future. We intend to retain earnings, if any, to support the growth of our business. Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

      Chapeau is publicly traded on the Over-the-Counter Bulletin Board under the symbol "CPEU." On October 8, 2003, the closing quotation for our common stock was $0.40. The following table sets forth, for the periods indicated, the high and low closing quotations of our common stock, as reported on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not represent actual transactions.

                  Stock Price Ranges

	Quarter ended:     	 High   	  Low

	June 30, 2003       	$  0.28 	$  0.16
	March 31, 2003      	$  0.49 	$  0.20
	December 31, 2002   	$  0.39 	$  0.11
	September 30, 2002  	$  0.15 	$  0.07
	June 30, 2002       	$  0.28 	$  0.07
	March 31, 2002     	$  0.255 	$  0.10
	December 31, 2001   	$  0.30 	$  0.13
	September 30, 2001  	$  0.65 	$  0.15




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

      These risks include the viability of the planned market penetration that we intend to make as a result of our acquisition of Specialized, our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current and future cost structure. Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

RISK FACTORS

      The material risks that we believe are faced by Chapeau as of the date of this report are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Chapeau.

      Absent our receipt of sufficient purchase orders from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured our initial orders from customers and anticipate commencing commercial delivery of our product during the latter half of calendar 2003, we have not generated any operating revenues and expect to operate at a loss at least for the immediate term. Our expenses are expected to continue to grow as we attempt to sell a significant number of systems. Although we have recently received some funding, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business. We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us. If we cannot obtain such financing, we will not be able to continue as a going concern. As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in this Form 10-KSB includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau's ability to continue as a going concern.

      We have a history of operating losses and may continue to see losses in the future. During this past fiscal year, Chapeau sustained a loss of approximately $2.8 million and, as of June 30, 2003 had an accumulated deficit of approximately $6.5 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

      We face competition from a number of companies and may not be able to compete against more established companies with greater resources. We face substantial competition in the sale of co-generation and power generation systems. Most of our competitors have substantially greater resources than we do.

      Many of our potential customers require third party financing in connection with the purchase of our product and inability to obtain such financing may jeopardize our product sales. A number of our potential customers have indicated that the their ability to submit a purchase order for our products will be contingent upon their obtaining third party financing to finance the purchase of equipment from us. We can provide no assurance that such financing will be available to our customers. If such financing is not generally available, our sales efforts and financial results will be adversely affected.

      We depend on a few key employees and the loss of any of those employees may harm our business. We are dependent upon the skill and ability of our management, which currently consists of only three persons. We currently lack depth of management and there is no assurance that we can hire additional qualified personnel, even if our order flow increases and requires additional personnel to conduct our business.

      The current market for capital expenditures, including our product, is weak and may jeopardize our product sales. Many companies, including potential customers for our product, have substantially decreased their purchases of capital assets as a result of the weak economy. A continuation of this trend would undoubtedly adversely affect our sales efforts and financial results.

      Our product has not been tested in the field and failure of the product to satisfactorily perform in real world applications would harm our business. While our principal product has been thoroughly tested in the laboratory, our product does not have a history of operations in the field. Any failure of our product in field performance would adversely affect our ability to sell the product and our financial results.

      We depend on a few key suppliers and the loss of any one supplier could harm our business. We currently rely on one sole source supplier for the engine that is the core of our product and a very small number of suppliers for other components, including digital controls and absorption chiller technology. Any problems with these suppliers would adversely affect our business and financial results.

      We do not have access to credit necessary to finance the manufacture of our products. While we believe that we have good relationships with our suppliers, credit from these suppliers is not easily obtained. Failure to be able to purchase materials on credit in the future would adversely affect our business and financial results.

      There is a limited public market for Chapeau's shares. Although our common stock has been traded on the OTC Bulletin Board, trading has been sporadic and without significant volume. There can be no assurance that an active public market for our common stock will ever develop or be sustained.

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

      Our principal accounting estimates have pertained to the purchase accounting related to the acquisition of Specialized and resultant intangible assets acquired. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2002, the carrying values of unamortized intangible assets related to workforce in place and trade processes were written off, resulting in a charge against operations of $318,531.

OVERVIEW

      As discussed elsewhere in this report, managerial control of Chapeau was transferred to a new board of directors in February 2001. Prior to that time, former management had maintained Chapeau in good standing and had been seeking an investment or merger opportunity. After the managerial change, we acquired Specialized on April 11, 2001. In anticipation of this acquisition, we had advanced Specialized $397,464 to commence the development of a prototype power generation system. Subsequent to the acquisition of Specialized, we have continued the development of this power generation system.

OPERATIONS

      We have been in the development stage since February 3, 2000 and have not had any sales through June 30, 2003. We have incurred general and administrative expenses in the amounts of $1,387,627 and $1,081,599 for the years ended June 30, 2003 and 2002, respectively. We have also incurred research and development costs of $248,779 and $438,148 for the years ended June 30, 2003 and 2002, respectively. General and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services. Research and development expenses principally consist of prototype materials, wages, and outside service costs. Additionally, during the year ended June 30, 2003, we awarded 2,000,000 shares of common stock to our Chief Executive Officer. This stock grant has been recorded as "stock issued for compensation" in the amount of $350,000, the estimated fair value of the common stock on the date of the award. During the year ended June 30, 2002, we recorded a non-cash write-off of intangible assets in the amount of $318,531. This charge represented the unamortized balance of intangible assets recorded at the time of the acquisition of Specialized. We recorded this charge at June 30, 2002 because at that time we could not assure that sufficient cash flows from financing and sales orders would occur in the near future to justify the recorded amounts remaining from the acquisition.

      As more fully described in Note 4 to the Consolidated Financial Statements, we have relied significantly upon the issuance of promissory notes to finance our development-stage operations. In most cases, these notes were accompanied by some form of equity interest, including common stock, warrants, options, and beneficial conversion features. Generally accepted accounting principles require that the proceeds from the notes and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes. This discount, along with note issuance costs, has been amortized over the terms of the notes and recorded as "interest expense from amortization of discount on convertible promissory notes and debt issue costs." These charges totaled $623,679 and $496,483 for the years ended June 30, 2003 and 2002, respectively. Additionally, interest expense of $128,559 and $69,443 was incurred on promissory notes for the years ended June 30, 2003 and 2002, respectively.

      At June 30, 2003, we had current assets of $1,456,278 and current liabilities of $2,376,237 resulting in a working capital deficit of $919,959. Current assets principally include inventories of engines and related components for the first several systems being assembled. Current liabilities principally include trade accounts payable, accrued wages and related payroll tax liabilities, and customer deposits.

PLANS FOR RESEARCH AND DEVELOPMENT

      We anticipate delivering our initial commercial cogeneration system during the fourth quarter of calendar 2003. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, is fully functional and has received a South Coast Air Quality Management District emission certification from a California Air Resources Board certified lab and, most recently, final approval from Underwriters Laboratories Inc., or UL, for UL listing for "Engine Generator for Co-Generation Use", #46XT; Standard 2200. The UL listing applies to the United States and Canada.

      Our cogeneration system, referred to as "Lean-One{trademark}" for its lean burn configuration and characteristics, employs a proprietary emission process utilizing our exhaust gas recirculation, or EGR, system. Initial independent emissions testing have yielded very favorable results. We developed our EGR system and emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One{trademark} system was performed by Best Environmental, a California Air Resources Board certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002 and again in the first quarter of fiscal 2003. Best Environmental reconfirmed in the latter test that the Lean-One{trademark} system exceeded the requirements of the South Coast Air Quality Management District, one of the most restrictive air containment zones in the United States. The Lean-One{trademark} test results registered 0.009 grams nitrogen oxides per brake-horsepower hour. The South Coast Air Quality Management District requirement is 0.15 grams NOx per b/hp-hr.

      In anticipation of initial commercial deliveries of our Lean-One{trademark} product, we will continue to work toward securing exclusive supply arrangements with certain vendors, including our engine supplier and a developer of certain digital control systems incorporated in the Lean-One{trademark} system. In addition, we intend to file patent applications to protect our technology, inventions and improvements as soon as practicable.

      Contingent upon our ability to generate sufficient cash flow from operations and/or obtain additional financing, if necessary, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One{trademark} over the next twelve months in additional power configurations.

LIQUIDITY AND SOURCES OF FINANCING

      We are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States. As discussed in further detail herein, we have secured our initial orders from customers for the purchase of our Lean-One{trademark} Systems and anticipate commencing deliveries during the latter half of calendar 2003. While we anticipate that our current cash balances and collection of pending accounts receivable in connection with these sales will enable us to meet our immediate cash needs, additional capital will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

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

PLAN OF OPERATIONS

      We plan to focus sales and marketing efforts of our CHP systems nationally, with particular emphasis initially in California and New York, with plans to subsequently expand distribution worldwide. We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. In that connection as discussed in further detail below, during the year ended 2003 and subsequently, we have entered into business arrangements with several such companies. In addition, we are currently in discussions with several other companies in connection with sales and marketing of our initial product. While we are optimistic that the business arrangements discussed below and these other discussions will result in positive outcomes for us, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to us or will result in significant sales, if any, of our products.

      As a consequence of the above noted California Air Resource Board certified testing results and various system reviews, we have received several inquiries concerning availability and sales of our Lean-One{trademark} system. We received our initial orders from customers for the purchase of our Lean-One{trademark} Systems, together with corresponding deposits, during fiscal
2003 and we are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States. In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal's service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One System. The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation. During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One{trademark} Combined Heat and Power
Systems.  In August 2003, we entered into a Teaming Agreement with Sempra
Energy Solutions in connection with the solicitation of and response to certain project proposals. Also in August 2003, we entered into a financing agreement with Calim Private Equity, LLC, or Calim, for funding energy purchase agreements generated by (EPA Financing Agreement). A number of potential customers have indicated that their ability to procure our product is predicated on their obtaining third party financing. The EPA Financing Agreement allows us to provide potential customers the ability to utilize our Lean-One{trademark} systems through energy purchase agreements as opposed to purchasing the system, thereby alleviating the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs (see Note 10 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB).

      Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from the Joint Strategic Agreement, Strategic Alliance Agreement, Teaming Agreement and EPA Financing Agreement, if and when realized. However, while we believe that the Joint Strategic Agreement, Strategic Alliance Agreement, Teaming Agreement and EPA Financing Agreement will help endorse our other selling efforts, there can be no assurance that we will realize additional sales, if any, as a consequence of any such agreement.

      If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we would anticipate adding a significant number of employees during that period.

RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. As of June 30, 2003, we did not have any interest in a variable interest entity. Accordingly, the adoption of FIN 46 is not expected to have an impact on our consolidated financial statements.

      In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective, with certain exceptions, for contracts entered into or modified after June 30, 2003. We do not believe the adoption of this Statement will have a material impact on our financial statements.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this Statement will have a material impact on our financial statements.

                         ITEM 7.  FINANCIAL STATEMENTS


      The   financial  statements  are  set  forth  immediately  following  the signature page.



           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


None.



                       ITEM 8A.  CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the fiscal year ended June 30, 2003, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   PART III



          ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      Set forth below is the name and age of each executive officer and director of Chapeau, together with all positions and offices held by each, the term of office, and the period during which each has served:


                                                                     Director and/or
        Name          Age       Position and Office Held         Executive Officer Since
 -------------------  ---      --------------------------       ------------------------
 Thomas J. Manz        53       Chair, Board of Directors         February 14, 2001

 Guy A. Archbold       51       Chief Executive Officer           February 14, 2001
                       		Chief Financial Officer
                      	 	Secretary

                       		Member, Board of Directors
 Gerald H. Dorn        64       President                         April 11, 2001
                      	 	Chief Operating Officer
                       		Member, Board of Directors

 Robert Freiheit       46       Member, Board of Director         November 15, 2001

 Robert W. Medearis    71       Member, Board of Directors        May 15, 2002

 Robert K. Adams, Sr.  65       Member, Board of Directors        April 11, 2001


      A director's regular term is for a period of one year or until his or her successor is duly elected and qualified.

      There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of Chapeau.

      Thomas J. Manz, a Director and Chairman of the Board, has been an owner, director, or managing member of various businesses related to real estate development and financial services for more than twenty years. Mr. Manz has been involved in numerous construction and development projects encompassing millions of square feet, ranging from residential homes to commercial centers. During the course of development, he has overseen the selection and implementation of on-site power stations for backup and emergency uses. In addition, he has served as an operating officer and Founding Director of M.L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a Founding Director of Roseville First National Bank from 1990; and Chairman of the Board of the Roseville First National Bank from 1993 to 2000. When the Roseville First National Bank merged with Western Sierra Bancorp in 2000, Mr. Manz continued and currently serves as a Director of Western Sierra Bancorp. In addition, Mr. Manz is currently the Co-Chairman of Western Sierra Bank, which is wholly owned by Western Sierra Bancorp. Mr. Manz has also held the position of Founding Director of Pacific Coast Banker's Bank since 1995, Vice Chairman since 1999 and Chairman since April 2001. Mr. Manz holds a Bachelor of Science degree from Iowa State University.

      Guy A. Archbold, the Chief Executive Officer, Chief Financial Officer, Secretary, and a director, joined BluePoint in February 2001, bringing over 25 years of senior management experience in administration, institutional money management, marketing and sales management and budgetary planning for both emerging and established specialized business units within the financial services industry. Mr. Archbold began his career with the investment banking firm of Blyth Eastman Dillon & Co., which was subsequently acquired by Paine Webber. At Paine Webber, Mr. Archbold earned the distinction of becoming the youngest Senior Vice President and Divisional Director in the firm while managing its Boardroom Office in New York. Mr. Archbold has also served as a Senior Vice President in charge of west coast institutional sales and banking for Donaldson, Lufkin & Jenrette, and in similar positions as Managing Director for west coast operations of other regional investment banks. Previous to joining BluePoint, Mr. Archbold collaborated with the former Dean of the Kellogg School of Management to develop programs in institutional quantitative analysis investment programs for endowment funds, state and local governmental retirement funds, municipalities, individuals, and brokerage firms. Mr. Archbold has a Bachelor of Arts degree from California State University and has completed advanced management courses at the Northwestern University Kellogg School of Management and the University of Pennsylvania Wharton School of Business.

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

      Robert Freiheit, a Director, is a principal and founder of Liberty Associates, a privately held Northern California based real estate development firm with over one million square feet of commercial real estate under ownership and management. With Liberty, Mr. Freiheit has over twenty years of development and management experience, including long term tenant associations with major chain franchisers such as RiteAid and Albertsons. His diverse background also encompasses significant involvement with selection of heat and power system construction on behalf of tenants. Mr. Freiheit is a graduate of Ohio State University in Columbus, Ohio, with a Bachelor of Science in Chemistry and a Minor in Economics.

      Robert W. Medearis, a Director, is a management consultant and professional director. He has, over the last thirty years, served in the capacity of director for nineteen companies and organizations including, Silicon Valley Bank (Founder), Bank Plus, Commerce Security Bank, Western Real Estate Trust, Risk Management Software (Founder), InnerAsia/Geographic Travel, William Sherman Company, Chalice Investments, Inc., Techarmonic, Inc. and the Gorbachev Foundation. Mr. Medearis founded the $4 billion Silicon Valley Bank where he served as Chairman during its formative years from 1983 to 1989, and is now Director Emeritus. He is a retired Consulting Professor for Stanford University's School of Engineering and at the University of California Davis School of Management. Mr. Medearis holds an undergraduate degree in Civil Engineering from Stanford University and an MBA from the Harvard School of Business.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The directors, officers and persons who own more than 10% of a class of an equity securities of Chapeau are not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

                       ITEM 10.  EXECUTIVE COMPENSATION


      The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer and all other executive officers of Chapeau. No other executive officer or employee earned compensation in excess of $100,000 for the periods indicated.

                          SUMMARY COMPENSATION TABLE


     NAME AND
PRINCIPAL POSITION        YEAR          ANNUAL COMPENSATION                              LONG TERM COMPENSATION
-------------------     --------  -----------------------------------  ------------------------------------------------------------

                                                        OTHER ANNUAL
                                                          COMPEN-                                                      ALL OTHER
                                   SALARY      BONUS      SATION                                                      COMPENSATION
                                     ($)        ($)          $                       AWARDS                 PAYOUTS        ($)
                                  --------  -----------  --------   --------------------------------------  -------  --------------
                                                                                       SECURITIES UNDERLYING
                                                                      RESTRICTED STOCK        OPTIONS/         LTIP
                                                                         AWARD(S)              SARS           PAYOUTS
                                                                            ($)                (#)              ($)
-----------------------------------------------------------------------------------------------------------------------------------
Guy A. Archbold(1)      6/30/03   $175,000    $350,000(2)    $0             $0               1,000,000          $0          $0
  Chief Executive       6/30/02   $175,000       $0          $0             $0                   0              $0          $0
Officer                 6/30/01   $ 58,333       $0          $0             $0               1,000,000          $0          $0
  Chief Financial
Officer
Gerald H. Dorn(3)       6/30/03   $150,000       $0          $0             $0                200,000           $0          $0
  Chief Operating       6/30/02   $150,000       $0          $0             $0                   0              $0          $0
Officer                 6/30/01   $ 33,333       $0          $0             $0                200,000           $0          $0

_________________________

(1)         Mr. Archbold became the Chief Executive Officer in February, 2001.
   On March 1, 2001, the Board of Directors approved an employment agreement for Mr. Archbold. The compensation amounts reported above represent the amounts earned under the employment agreement for the years ended June 30, 2003 and 2002 and for the period from March 1, 2001 through June 30, 2001. The actual amounts paid were $130,221 for the year ended June 30, 2003, $64,615 for the year ended June 30, 2002, and $44,000 for the period from March 1, 2001 through June 30, 2001. The difference between the amounts earned and amounts paid have been accrued as a liability in the Consolidated Financial Statements.

(2) Mr. Archbold was awarded 2,000,000 shares of common stock in October 2002. This stock grant was recorded as "stock issued for compensation" in the amount of $350,000, the estimated fair value of the common stock on the date of the award.

(3) Mr. Dorn became the Chief Operating Officer in April, 2001. On April 11, 2001, the Board of Directors approved an employment agreement for Mr. Dorn. The compensation amounts reported above represent the amounts earned under the employment agreement for the year ended June 30, 2002 and for the period from April 11, 2001 through June 30, 2001. The actual amounts paid were $89,615 for the year ended June 30, 2003, $52,500 for the year ended June 30, 2002 and $25,000 for the period from April 11, 2001 through June 30, 2001. The difference between the amounts earned and amounts paid have been accrued as a liability in the Consolidated Financial Statements.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

  NAME                       NUMBER OF         PERCENT OF TOTAL OPTIONS/SARS   EXERCISE OR
                        SECURITIES UNDERLYING       GRANTED TO EMPLOYEES        BASE PRICE       EXPIRATION
    NAME                 OPTIONS/SARS GRANTED         IN FISCAL YEAR              ($/Sh)             DATE
----------------        ---------------------      ----------------------      ------------  ----------------

Guy A. Archbold              1,000,000                    43.5%                   $0.25      October 12, 2007
Gerald H. Dorn                 200,000                     8.7%                   $0.25      October 12, 2007





             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                    SHARES
                   ACQUIRED                  NUMBER OF SECURITIES                 VALUE OF
                      ON       VALUE         UNDERLYING UNEXPIRED         UNEXERCISED IN THE-MONEY
                   EXERCISE   REALIZED    OPTIONS/SARS AT FY-END (#)     OPTIONS/SARs AT FY-END ($)
    NAME             (#)        ($)        EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
-----------------  --------  ---------     -------------------------   -----------------------------

Guy A. Archbold     $0         $0            1,546,119/453,881               $0/$0

Gerald H. Dorn      $0         $0            335,890/64,110                  $0/$0


(1)Calculated on the basis of the closing price of $0.24 per share on June 30, 2003 minus the exercise price.

EMPLOYMENT CONTRACTS

Chief Executive Officer

Mr. Archbold became the chief executive and financial officer in February 2001. On March 1, 2001, the Board of Directors approved an employment agreement for Mr. Archbold. The agreement provides for a term of three years at an annual base salary of $175,000 per year. In the event of termination of Mr. Archbold's employment during the first year of the agreement, other than for cause or voluntary termination, he will be paid a severance payment equal to his annual base salary. In the event of termination of Mr. Archbold's employment subsequent to the first year of the agreement, other than for cause or voluntary termination, he will be paid a severance payment equal to one-half his annual base salary. As additional compensation, the agreement provides for the issuance to Mr. Archbold of stock options to purchase common stock as follows: (i) an option to purchase 266,666 shares of common stock, exercisable at $0.50 per share, vested immediately, expiring three years from the date of issuance; and, (ii) an option to purchase 533,334 shares of common stock, 50% exercisable at $1.50 per share and the other 50% exercisable at $2.50 per share, vested ratably over three years, expiring three years from the date of issuance.

President

      Mr. Dorn became the president of Specialized in April 2001. On April 11, 2001, the Board of Directors approved an employment agreement with Mr. Dorn. The agreement provides for a term of three years at an annual base salary of $150,000 per year. In the event of termination of Mr. Dorn's employment during the first year of the agreement, other than for cause or voluntary termination, he will be paid a severance payment equal to his annual base salary. In the event of termination of Mr. Dorn's employment subsequent to the first year of the agreement, other than for cause or voluntary termination, he will be paid a severance payment equal to one-half his annual base salary.

Executive Vice President

      Richard L. "Chuck" Sorter became the chief operating officer of Specialized in April 2001 and currently serves as executive vice president. On April 11, 2001, the Board of Directors approved an employment agreement with Mr. Sorter. The agreement provides for a term of three years at an annual base salary of $96,000 per year. In the event of termination of Mr. Sorter's employment during the first year of the agreement, other than for cause or voluntary termination, he will be paid a severance payment equal to his annual base salary. In the event of termination of Mr. Sorter's employment subsequent to the first year of the agreement, other than for cause or voluntary termination, he will be paid a severance payment equal to one-half his annual base salary.

COMPENSATION OF DIRECTORS

      Effective December 1, 2001, each non-management director is entitled to directors fees of $1,000 per month, plus $1,000 for each board of directors meeting attended and $500 for each committee meeting attended. Chapeau does not separately compensate its board members who are also employees for their service on the Board.

      Upon appointment to the board of directors, each current director was granted options to purchase 200,000 shares of common stock of Chapeau on the following terms:

      (i) 100,000 shares of common stock, exercisable at $0.50 per share, vested immediately, and expiring three years from the date of issuance; and,

      (ii) 100,000 shares of common stock, exercisable at $2.00 per share, 50% vested one year after grant and 50% vested two years after grant, all expiring five years from the date of issuance.

      Furthermore, on October 12, 2002, each director was granted an option to purchase 200,000 shares of common stock of Chapeau, exercisable at $0.25 per share, 50% vested immediately, and 50% vesting ratably over two years, all expiring five years from the date of grant.

      On May 23, 2001, an option to purchase 300,000 shares of common stock was granted to Thomas J. Manz, the chairman of the Board of Directors, on the following terms:

      (i) 100,000 shares of common stock, exercisable at $0.75 per share, vested monthly over two-year period that commenced in May 2001, expiring May 23, 2004, and,

      (ii) 200,000 shares of common stock, 50% exercisable at $1.00 per share and 50% exercisable at $1.50 per share, vested monthly over a two-year period that commenced in May 2001, expiring May 23, 2004.

      Furthermore, on October 12, 2002, Mr. Manz was granted an additional option to purchase 300,000 shares of common stock of Chapeau, exercisable at $0.25 per share, 50% vested immediately, and 50% vesting ratably over two years, all expiring five years from the date of grant.

              ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


      The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 21,922,040 shares of common stock outstanding as of October 8, 2003, and information as to the ownership of our common stock by each of our directors and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


                                                                                                   PERCENT OF
                                               NUMBER OF                         RIGHTS TO        OF OWNERSHIP
 NAME AND ADDRESS OF                           SHARES OF         PERCENT OF      TO ACQUIRE       IF RIGHTS
 BENEFICIAL OWNERS(1)                       COMMON STOCK HELD    OWNERSHIP(2)   COMMON STOCK(3)   EXERCISED(4)
--------------------------------------------------------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

Guy A. Archbold                                   2,000,000        9.1%           1,744,597         15.8%
9525 Windrose Lane
Granite Bay, California 95746

Gerald H. Dorn                                    2,234,750       10.2%             357,808         11.6%
508 Island Dr.
Reno, Nevada 89509

Robert Freiheit                                     942,583        4.3%             357,808          5.8%
7112 Robinhood Way
Granite bay, California  95815

Thomas J. Manz                                      653,750        3.0%             894,521          6.8%
4210 East Lane
Sacramento, California  95864

MFPI, LLC[5]                                      2,333,334       10.6%           9,071,873         36.8%
P.O. Box 2720
Aspen, Colorado  81612

Calim Venture Partners II, LLC(6)                         0        0.0%           7,842,009         26.3%
P.O. Box 2720
Aspen, Colorado  81612



DIRECTORS AND OFFICERS

Guy A. Archbold                ---------------------------------See Above------------------------------

Gerald H. Dorn                 ---------------------------------See Above------------------------------

Thomas J. Manz                 ---------------------------------See Above------------------------------

Robert Freiheit                ---------------------------------See Above------------------------------

Robert W. Medearis                                  384,222        1.8%             307,808          3.1%
195-A Bryant Street
Palo Alto, California  94301

Robert K. Adams                                     376,950        1.7%             357,808          3.3%
P. O. Box 1083
Ketchum, Idaho  83340

ALL OFFICERS AND DIRECTORS AS A                   6,592,255       30.1%           4,131,560         41.2%
GROUP (7)


(1)To the best of our knowledge, and except as discussed below, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.

(2)The percentages shown are based on 21,922,040 shares of Chapeau common stock outstanding as of October 8, 2003.

(3)Rights to acquire common stock represent the amount of options and warrants exercisable by the indicated person as of a date sixty days after October 8, 2003 and includes stock and warrants issuable upon conversion of the convertible bonds.

(4)The percentage shown assumes the exercise of all rights (exercisable within a date sixty days after October 8, 2003) held solely by that individual and a corresponding increase in the issued and outstanding common stock.

(5, 6)The Manager of Calim Venture Partners II, LLC is also the Manager of
    MFPI, LLC, and is a member of each entity.

      The following table provides information as of June 30, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Chapeau are authorized for issuance.

                     EQUITY COMPENSATION PLAN INFORMATION
                                                                           Number of
                                     Number of                       securities remaining
                                 securities to be                     available for future
                                    issued upon     Weighted-average issuance under equity
                                   upon exercise     exercise price    compensation plans
                                  of outstanding     of outstanding  (excluding securities
                                 options, warrants  options, warrants    reflected in
                                    and rights         and rights         column (a))
                                        (a)                (b)                (c)
                                   -------------      -------------     --------------
Equity compensation plans                 0                  -                  0
approved by security holders

Euqity compensation plans not         5,000,000            $0.74               (1)
approved by security holders

Total:

_________________________
(1)Although Chapeau has not approved formal equity compensation plans, the board of directors has granted options to officers, directors, and to a consultant. Each of the six directors has been granted options to acquire 400,000 shares of common stock. Additionally, the board has approved options to the Chief Executive Officer and to the Chairman of the Board to acquire 1,600,000 and 600,000 shares of common stock, respectively. A consultant has been granted an option to acquire 400,000 shares of common stock. See Item 10. EXECUTIVE COMPENSATION, "Employment Contracts" and "Compensation of Directors" for further details of the option grants.


           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      In the fourth quarter of 2001, we issued $200,000 of 0% convertible promissory notes and warrants to purchase 800,000 shares of common stock to a group of private investors. Of the notes and warrants issued, $100,000 of notes and warrants to purchase 400,000 shares of common stock were issued to two individuals that are related to the chairman of the board of directors through marriage. During the year ended June 30, 2002, we issued $135,000 of 0% convertible promissory notes, $495,000 of 10% convertible promissory notes, and warrants to purchase 2,520,000 shares of common stock to a group of private investors. Of the notes and warrants issued during the year ended June 30, 2002, $200,000 of notes and warrants to purchase 800,000 shares of common stock were issued to three individuals who were or became members of the board of directors. During the year ended June 30, 2003, these notes to members of the board of directors and related individuals were converted by them into shares of Chapeau common stock. All warrants held by these noteholders expired in the year ended June 30, 2003. The notes and warrants were issued to these related individuals on the same terms as other notes and warrants issued at or near the same time to other individuals. Similarly, the conversion of notes and accrued interest by these related individuals was on terms identical to other noteholders. See note 4 to the Consolidated Financial Statements for a detailed description of the notes and warrants.

      In connection with the placement of $800,000 of convertible promissory notes and related warrants, and the sale of 2,733,334 shares of common stock and related warrants, Calim earned placement fees of $155,000.

      In June 2002, Chapeau entered into a financial advisory agreement with Calim. Under the terms of the agreement, Calim agrees to provide financial advisory services customary for a start-up company in need of a broad array of financial advice. As compensation for its services, Calim is to be paid a monthly retainer of $10,000. To the extent that the monthly services exceed 25 hours, Calim is entitled to additional compensation of $250 per hour. Under this agreement, Calim earned advisory fees of $120,000 and $20,000 for the years ended June 30, 2003 and 2002, respectively. In addition, Calim is entitled to compensation in connection with each transaction, as defined in the agreement, consummated during the term of the agreement, as follows:

      (i)   5.0% of gross proceeds received by Chapeau up to $10 million;
      (ii)  3.5% of gross proceeds from $10 million to $25 million;
      (iii) 2.5% of gross proceeds from $25 million to $100 million; and
      (iv)  2.0% of gross proceeds in excess of $100 million.

      The initial term of the agreement is through June 30, 2003, but the agreement automatically renews for successive one-year periods unless terminated in writing by either party.

      As of June 30, 2003, Chapeau has an account payable to Calim of approximately $230,000 for unpaid placement, advisory, and legal fees.

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

EXHIBITS

          SEC
Exhibit  Reference
Number   Number       Title of Document                                                                 Location

   1      (3)   Articles of Incorporation                                                          Incorporated by reference(1)

   2      (3)   Bylaws                                                                             Incorporated by reference(1)

   3      (4)   Specimen Stock Certificate                                                         Incorporated by reference(1)

   4     (10)   Employment Agreements of Mr.                                                       Incorporated by reference(3)
                Archbold, Mr. Dorn, and Mr. Sorter

   5     (10)   Option Agreements                                                                  Incorporated by reference(3)

   6     (10)   Specialized Agreement                                                              Incorporated by reference(3)

   7     (10)   Bridge Loans/Warrants                                                              Incorporated by reference(3)

   8     (10)   Secured Convertible Promissory Note (Example)                                      Incorporated by reference(4)

   9     (10)   Warrant Certificate for the Purchase of Common Stock (Example)                     Incorporated by reference(4)

  10     (10)   Security Agreement (Example)                                                       Incorporated by reference(4)

  11     (10)   Subscription Agreement (Example)                                                   Incorporated by reference(4)

  12     (10)   Amendment and Forbearance Agreement Dated January 8, 2002 (Example)                Incorporated by reference(4)

  13     (10)   Loan Agreement with Calim Private Equity, LLC                                      Incorporated by reference(5)

  14     (10)   Second Amendment and Forbearance Agreement Dated August 14, 2002 (Example)         Incorporated by reference(5)

  15     (10)   Financial Advisory Agreement with Calim Private Equity, LLC                        Incorporated by reference(5)

  16     (10)   Joint Strategic Agreement between Chapeau, Inc. and Southern California Gas CompanyIncorporated by reference(6)



                                        24



  17     (10)   Amendment to Loan Agreement with Calim Private Equity, LLC                         Incorporated by reference(7)

  18     (10)   Stock Purchase Agreement with MFPI, LLC and Related Warrant                        Incorporated by reference(8)

  19     (10)   Strategic Alliance Agreement with URS Corporation(9)                               This filing

  20     (31)   Rule 13(a) - 14(a)/15(d) - 14(a) Certification                                     This filing

  21     (32)   Section 1350 Certification                                                         This filing

_________________________

(1)Incorporated by reference from Chapeau's registration statement on Form S-18 filed with the Commission, SEC File No. 33-1289-D.
(2)Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 1997.
(3)Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2001.

(4)Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2001.

(5)Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2002.

(6)Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

(7)Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2002.

(8)Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2003.

(9)Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

REPORTS ON FORM 8-K

      During the last quarter of the fiscal year ended June 30, 2003, we did not file any reports on
 Form 8-K.



               ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


      Our financial statements for the years ended June 30, 2003 and 2002 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all income tax return preparation services during those years. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell. The percentage of hours expended on the audit by persons other than full time, permanent employees of Hansen, Barnett & Maxwell was zero.

AUDIT FEES

      Aggregate fees billed to us for the years ended June 30, 2003 and 2002 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $21,615 and $40,281, respectively.

AUDIT-RELATED FEES

      There were no fees billed to us in the previous two fiscal years for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

TAX FEES

      Aggregate fees billed to us for the years ended June 30, 2003 and 2002 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $2,162 and $1,220, respectively.

ALL OTHER FEES

      Aggregate fees billed the years ended June 30, 2003 and 2002 for products or other services by Hansen, Barnett & Maxwell that are not reported in the previous three paragraphs were $416 and $177, respectively.

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           CHAPEAU, INC.


Dated:  October 14, 2003                   By   /s/ Guy A. Archbold
                                             ----------------------------------
                                           Guy  A.  Archbold,  Chief  Executive
                                           Officer and Chief Financial  Officer
                                           (Principal Executive, Financial  and
                                           Accounting Officer)



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  October 14, 2003                   By   /s/ Thomas J. Manz
                                             ----------------------------
                                                Thomas J. Manz, Director


Dated:  October 14, 2003                   By   /s/ Guy A. Archbold
                                             ----------------------------
                                                Guy A. Archbold, Director


Dated:  October 14, 2003                   By   /s/ Gerald H. Dorn
                                             ----------------------------
                                                Gerald H. Dorn, Director


Dated:  October 14, 2003                   By   /s/ Robert Freiheit
                                             ----------------------------
                                                Robert Freiheit, Director


Dated:  October 14, 2003                   By   /s/ Robert W. Medearis
                                             -------------------------------
                                                Robert W. Medearis, Director


Dated:  October __, 2003                   By
                                             -------------------------------
                                                Robert K. Adams, Director

                       HANSEN, BARNETT & MAXWELL
                          A Professional Corporation
                         CERTIFIED PUBLIC ACCOUNTANTS



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           Page

     Report of Independent Certified Public Accountants .................   F-2

     Consolidated Balance Sheets - June 30, 2003 and 2002................   F-3

     Consolidated  Statements  of  Operations for the Years Ended June
      30, 2003 and 2002 and for the Period from February 3, 2000 (Date
      of Inception of the Development Stage) through June 30, 2003.......   F-4

     Consolidated Statements of Stockholders' Equity (Deficit) for
      the Period from February 3, 2000 (Date of Inception of the
      Development Stage) through June  30, 2001 and for the Years
      Ended June 30, 2002 and 2003.......................................   F-5

     Consolidated Statements of Cash Flows for the Years Ended June 30,
      2003 and 2002 and for the Period from February 3, 2000 (Date of
      Inception of the Development Stage) through June 30, 2003..........   F-6

     Notes to Consolidated Financial Statements..........................   F-7

     HANSEN, BARNETT & MAXWELL
    A Professional Corporation
   CERTIFIED PUBLIC ACCOUNTANTS
     5 Triad Center, Suite 750
   Salt Lake City, UT 84180-1128
       Phone: (801) 532-2200
        Fax: (801) 532-7944
          www.hbmcpas.com


      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
Chapeau, Inc.

We have audited the accompanying consolidated balance sheets of Chapeau, Inc. and subsidiary (a development stage company) as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002 and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. and subsidiary as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002, and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2003, in conformity with accounting principles generally accepted in the United States.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has not generated any revenues, and during the years ended June 30, 2003 and 2002, incurred losses from operations and had negative cash flows from operating activities. As of June 30, 2003, the Company had a working capital deficiency of $919,959 and a shareholders' deficit of $1,631,624. The Company has accumulated a deficit of $6,232,453 from the date of inception of the development stage through June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
September 19, 2003

                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,           JUNE 30,
                                                                         2003               2002
                                                                      ------------     ------------
                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $     8,735      $       445
  Inventories and related deposits                                      1,399,094          274,445
  Other current assets                                                     48,449           13,872
                                                                      ------------     ------------
    TOTAL CURRENT ASSETS                                                1,456,278          288,762

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                    49,719           45,230

OTHER ASSETS                                                               59,616           15,086
                                                                      ------------     ------------

TOTAL ASSETS                                                          $ 1,565,613      $   349,078
                                                                      ============     ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES
  Accounts payable                                                    $   909,396      $   430,715
  Accrued liabilities                                                     700,761          460,778
  Customer deposits                                                       722,780                -
  Convertible and other promissory notes, less unamortized discount        43,300          805,053
                                                                      ------------     ------------
    TOTAL CURRENT LIABILITIES                                           2,376,237        1,696,546

LONG-TERM LIABILITIES - CONVERTIBLE BONDS                                 821,000                -
                                                                      ------------     ------------
  TOTAL LIABILITIES                                                     3,197,237        1,696,546
                                                                      ------------     ------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding                                 -                -
  Common stock, $0.001 par value; 325,000,000 shares
    authorized; 21,922,040 shares and 12,447,550 shares issued and
    outstanding at June 30, 2003 and 2002, respectively                    21,922           12,448
  Additional paid-in capital                                            4,885,810        2,360,706
  Deferred compensation                                                   (47,530)               -
  Deficit accumulated prior to date of inception of the
    development stage                                                    (259,373)        (259,373)
  Deficit accumulated from date of inception of the
    development stage                                                  (6,232,453)      (3,461,249)
                                                                      ------------     ------------
    TOTAL STOCKHOLDERS' DEFICIT                                        (1,631,624)      (1,347,468)
                                                                      ------------     ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 1,565,613      $   349,078
                                                                      ============     ============




  The accompanying notes are an integral part of these consolidated financial statements.

                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             For the Period
                                                                                                 From
                                                                                              February 3,
                                                                       For the Years         2000 (Date of
                                                                           Ended            Inception of the
                                                                          June 30              Development
                                                                 --------------------------  Stage) through
                                                                    2003            2002      June 30, 2003
                                                                 -----------    -----------    -----------
General and administrative expense                               $ 1,387,627    $ 1,081,599    $ 2,900,805

Research and development expense                                     248,779        438,148        894,930

Stock issued for compensation                                        350,000          5,000        355,000

Amortization of deferred compensation from issuance of
 stock options
                                                                      32,560              -         32,560

Write off of intangible assets                                             -        318,531        318,531

Write off of note receivable                                               -         57,330         57,330

In-process research and development acquired                               -              -        376,624
                                                                 -----------    -----------    -----------

LOSS FROM OPERATIONS                                              (2,018,966)    (1,900,608)    (4,935,780)

Interest income                                                            -          3,755         73,126

Interest expense                                                    (128,559)       (69,443)      (198,002)

Interest expense from amortization of discount on
 convertible promissory notes and debt issue costs                  (623,679)      (496,483)    (1,171,797)
                                                                 -----------    -----------    -----------

NET LOSS                                                         $(2,771,204)   $(2,462,779)   $(6,232,453)
                                                                 ===========    ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                          $     (0.16)   $     (0.20)
                                                                 ===========    ===========

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES
 OUTSTANDING                                                      16,981,155     12,254,160
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

                                                                                               Deficit      Deficit
                                                                                             Accumulated  Accumulated     Total
                                                   Common Stock        Additional            Prior to the During the  Stockholders'
                                               ---------------------    Paid-In    Deferred   Development Development    Equity
                                                 Shares     Amount      Capital  Compensation    Stage       Stage      (Deficit)
                                               ----------  ---------  -----------  ---------  ----------  -----------  -----------
S>
BALANCE - FEBRUARY 3,  2000
 (Date of Inception of the
  Development Stage)                           12,320,049  $  12,320  $   230,451  $       -  $ (259,373) $         -  $   (16,602)
Conversion of related-party note
 payable and accrued interest
 into additional paid-in capital                        -          -       16,602          -           -            -       16,602
 Cancellation of stock                         (7,820,049)    (7,820)       7,820          -           -            -            -
Issuance of stock for cash, from
 February 28 to March 13, 2000,
 $0.25 per share, less offering costs           4,000,000      4,000      983,285          -           -            -      987,285
Shares issued in acquisition of
 Specialized Energy Products, Inc.,
 April 11, 2001, $0.15 per share                3,500,000      3,500      521,500          -           -            -      525,000
Issuance of beneficial conversion
 features and warrants related
 to promissory notes                                    -          -      200,000          -           -            -      200,000
Net loss                                                -          -            -          -           -     (998,470)    (998,470)
                                               ----------  ---------  -----------  ---------  ----------  -----------  -----------

BALANCE - JUNE 30, 2001                        12,000,000     12,000    1,959,658          -    (259,373)    (998,470)     713,815

Issuance of stock for payment of
 interest, January 2002, $0.20 to
 $0.28 per share                                  111,650        112       23,318          -           -            -       23,430
Issuance of stock for payment of
 compensation, April 2002,
 $0.25 per share                                   20,000         20        4,980          -           -            -        5,000
Issuance of beneficial conversion
 features, stock, and warrants related
 to promissory notes, July 2001
 through May 2002                                 315,900        316      372,750          -           -            -      373,066
Net loss                                                -          -            -          -           -   (2,462,779)  (2,462,779)
                                               ----------  ---------  -----------  ---------  ----------  -----------  -----------

BALANCE - JUNE 30, 2002                        12,447,550     12,448    2,360,706          -    (259,373)  (3,461,249)  (1,347,468)

Issuance of stock to note holders in
 connection with amendment and
 forbearance agreements, August 2002              830,000        830       57,270          -           -            -       58,100
Issuance of stock for compensation,
 October 2002, $0.175 per share                 2,000,000      2,000      348,000          -           -            -      350,000
Issuance of options for deferred compensation,
 October 2002                                           -          -       80,090    (80,090)          -            -            -
Issuance of options related to promissory
 notes, August through December 2002                    -          -      359,626          -           -            -      359,626
Issuance of stock for cash, December 27,
 2002, $0.25 per share, less offering costs       400,000        400       94,600          -           -            -       95,000
Conversion of promissory notes and accrued
 interest                                       3,561,156      3,561      886,729          -           -            -      890,290
Issuance of stock for payment of
 rent, February 2003, $0.175 per share            100,000        100       30,900          -           -            -       31,000
Issuance of stock for payment of account
 payable, February 2003, average of
 $0.162 per share                                 250,000        250       40,222          -           -            -       40,472
Issuance of stock and warrants for cash,
 March through May 2003, $0.30 per share,
 less offering costs                            2,333,334      2,333      627,667          -           -            -      630,000
Amortization of deferred compensation                   -          -            -     32,560           -            -       32,560
Net loss                                                -          -            -          -           -   (2,771,204)  (2,771,204)
                                               ----------  ---------  -----------  ---------  ----------  -----------  -----------

BALANCE - JUNE 30, 2003                        21,922,040  $  21,922  $ 4,885,810  $ (47,530) $ (259,373) $(6,232,453) $(1,631,624)
                                               ==========  =========  ===========  =========  ==========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Period From
                                                                                               February 3, 2000
                                                                    For the Years Ended       (Date of Inception
                                                                         June 30,             of the Development
                                                               -----------------------------    Stage) through
                                                                   2003             2002        June 30, 2003
                                                               ------------     ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $ (2,771,204)    $ (2,462,779)   $  (6,232,453)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Write-off of in-process research and
        development acquired                                              -                -          376,624
       Write-off of intangible assets                                     -          318,531          318,531
       Interest paid with common stock                                    -           23,430           23,430
       Compensation and rent paid with common stock                 381,000            5,000          386,000
       Amortization of discount on convertible
        promissory notes                                            623,679          496,483        1,171,797
       Amortization of deferred compensation from
        from issuance of stock options                               32,560                -           32,560
       Depreciation and amortization                                 16,871          138,149          180,135
       Write off of note receivable                                       -           57,330           57,330
       Interest income accrued on advances to Specialized                 -                -           (5,348)
       Changes in assets and liabilities, net of effects from
        acquisition of Specialized:
          Inventories and related deposits                       (1,124,649)         (41,435)      (1,399,094)
          Other current assets                                      (34,577)          14,288          (45,281)
          Other assets                                              (44,530)           6,481          (59,616)
          Accounts payable                                          562,452          309,035          977,416
          Accrued liabilities                                       321,273          394,926          774,534
          Customer deposits                                         722,780                -          722,780
                                                               ------------     ------------    -------------
   NET CASH USED IN OPERATING ACTIVITIES                         (1,314,345)        (740,561)      (2,720,655)
                                                               ------------     ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Issuance of note receivable                                            -                -         (200,000)
   Collection of note receivable                                          -           50,971          142,670
   Advances paid to Specialized prior to acquisition                      -                -         (397,464)
   Cash acquired in acquisition of
   Specialized, net of acquisition                                        -                -           97,018
    costs paid
   Purchase of property and equipment                               (21,360)         (48,575)         (74,114)
                                                               ------------     ------------    -------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (21,360)           2,396         (431,890)
                                                               ------------     ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock and
   warrants, net of offering costs                                  725,000                -        1,712,285
   Proceeds from issuance of convertible
   promissory notes and related beneficial                          685,071          482,930        1,238,501
     conversion feature
   Proceeds from issuance of warrants and common stock              114,929          147,070          391,499
     related to convertible promissory notes
   Loan issue costs                                                (181,005)               -         (181,005)
                                                               ------------     ------------    -------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,343,995          630,000        3,161,280
                                                               ------------     ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  8,290         (108,165)           8,735

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        445          108,610                -
                                                               ------------     ------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $      8,735     $        445    $       8,735
                                                               ============     ============    =============

SUPPLEMENTAL CASH FLOW INFORMATION - NOTE 9


  The accompanying notes are an integral part of these consolidated financial statements.

                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS - Chapeau, Inc. (the "Company") was organized under the laws of the State of Utah on September 19, 1985. The Company's prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. Since February 3, 2000, the Company has had no sales of its power generation systems and is considered to be in the development stage. Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Chapeau, Inc. and its wholly-owned subsidiary, Specialized Energy Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

INVENTORIES AND RELATED DEPOSITS - Inventories are stated at the lower of cost or market. Cost is determined under the first-in-first-out method. At June 30, 2003 and 2002, inventories and related deposits consist of the following:

                                                          2003        2002
                                                       ----------  ----------
    Deposits towards the purchase of inventories       $   12,367  $  189,010
    Parts for power system assemblies, principally
     engines                                              802,429      85,435
    Power system assemblies in process                    584,298          --
                                                       ----------  ----------
    Total Inventories and Related Deposits             $1,399,094  $  274,445
                                                       ==========  ==========

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation of office equipment is provided over estimated useful lives of
three  to  five  years on a straight-line  basis.   Amortization  of  leasehold
improvements is provided  on  a  straight-line  basis  over  five  years, which represents  the  shorter  of  their  estimated useful lives or the term of  the
lease.   At June 30, 2003 and 2002, property  and  equipment  consists  of  the following:
                                                         2003        2002
                                                       ----------  ----------
    Office and other equipment                         $   46,900   $  26,140
    Leasehold improvements                                 31,639      31,039
                                                       ----------   ---------
    Total Property and Equipment                           78,539      57,179
    Less: Accumulated depreciation and amortization       (28,820)    (11,949)
                                                       ----------   ---------
    Total Property and Equipment                       $   49,719   $  45,230
                                                       ==========   =========


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


Depreciation and amortization expense relating to property and equipment was $16,871 and $11,353 during the years ended June 30, 2003 and 2002.

INTANGIBLE ASSETS - Prior to their impairment, as further discussed in Note 3, identifiable intangible assets were amortized using the straight-line method over their estimated useful lives of three to five years. Amortization expense relating to intangible assets was $126,796 for the year ended June 30, 2002.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The face amounts of accounts payable and the note payable included in currently liabilities approximate their respective fair values due to the short maturities of these instruments. It is not practicable to estimate the fair value of the long-term convertible bonds, which have a face value of $821,000 in the balance sheet at June 30, 2003. See
Note 4 for a detailed description of the terms of the long-term convertible bonds.

INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carryforwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

STOCK-BASED COMPENSATION - At June 30, 2003, the Company has stock-based employee compensation grants, which are described more fully in Note 7. The Company accounts for those grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                        YEARS ENDED JUNE 30,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

Net loss:
  As reported                                        $(2,771,204)   $(2,462,779)
  Add:  Total stock-based compensation expense
     included in reported net loss                       382,560          5,000
  Less:  Total stock-based compensation expense
     determined under fair value based method           (813,183)      (158,672)
                                                     -----------    -----------

  Pro forma                                          $(3,201,827)   $(2,616,451)
                                                     ===========    ===========
Basic and diluted loss per share:
  As reported                                        $     (0.16)   $     (0.20)
  Pro forma                                          $     (0.19)   $     (0.21)


CONCENTRATION OF CREDIT RISK - The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents. The Company has maintained its cash balances at high credit-quality financial institutions.

NOTE RECEIVABLE - During 2001, the Company purchased a note receivable from another corporation, which was originally issued in the amount of $200,000 and was originally due April 4, 2001. The note accrued interest at 8% per annum. The debtor made total principal payments of $142,670, but was unable to make further payments on the note. During the year ended June 30, 2002, the Company's management concluded that any further payments on the note would be unlikely and the balance of the note in the amount of $57,330 was impaired and written off.

RECENT ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. As of June 30, 2003, the Company did not have any interest in a variable interest entity. Accordingly, the adoption of FIN 46 is not expected to have an impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. We do not believe the adoption of this Statement will have a material impact on the Company's financial statements.


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this Statement will have a material impact on the Company's financial statements.

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenue. The Company incurred losses of $2,771,204 and $2,462,779 and used $1,314,345 and $740,561 of cash in its operating activities during the years ended June 30, 2003 and 2002, respectively. Through June 30, 2003, the Company has accumulated a deficit during the development stage of $6,232,453 and at June 30, 2003, the Company has a stockholders' deficit of $1,631,624 and a working capital deficiency of $919,959. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company's success is dependent upon the successful development of a packaged co-generation and power generation system for sale to the electrical power market. Although the Company has secured purchase orders for its product, it has not yet shipped any products, and has not yet secured sufficient means of financing its operations in the future. To date, the Company has met its short-term cash needs by issuing promissory notes and selling its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

NOTE 3 - CONTINGENTLY ISSUABLE SHARES AND IMPAIRMENT

In connection with the acquisition of Specialized Energy Products, Inc. in April 2001, the Company agreed to issue an additional three million shares of common stock upon the achievement of certain benchmarks in the development of Specialized's business. In October 2002, the Company and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of the Company's common stock, according to the following schedule, pending a formal amendment of the Plan of Reorganization and Agreement among the Company, Specialized, and Chapeau Nevada, Inc. approved April 11, 2001:


 - 500,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

 - 500,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

 - 500,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


If the contingently issuable common shares are issued, they will be recorded as additional purchase price and recorded at the current market value of the common stock on the dates they become issuable. The additional purchase price will be allocated to in-process research and development and charged to expense when recorded.

As of June 30, 2002, the Company reviewed the intangible assets received in the purchase of Specialized, consisting of the unamortized amounts of its workforce in place of $148,056 and its trade processes of $170,475. The Company considered FASB Statement 121, "Accounting for the Impairment on Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which directs that an entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Accordingly, the Company recorded an impairment loss of $318,531 equal to the unamortized balance of its workforce in place and trade processes as of June 30, 2002. The Company impaired these intangible assets because it could not assure that the necessary financing and sales orders would occur in the near future, and therefore could not support an estimate of positive future cash flows that might potentially be generated by its workforce in place and its trade processes.

As of July 1, 2002, the Company adopted FASB Statement 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements.
There was no effect on the financial statements from the adoption of FASB Statement 142. If FASB Statement 142 had been applied as of July 1, 2001, certain assets would not have been amortized during the year ended June 30,
2002. However, the effects would not have been material to those financial statements.

NOTE 4 - PROMISSORY NOTES AND WARRANTS

Private Debt and Equity Offerings - In the fourth quarter of 2001, the Company issued $200,000 of 0% convertible promissory notes and warrants to purchase 800,000 shares of common stock to a small group of private investors. Of the notes issued, $100,000 was received from two individuals that are related to the chairman of the board of directors through marriage. During the year ended June 30, 2002, the Company issued $135,000 of 0% convertible promissory notes, $495,000 of 10% convertible promissory notes, and warrants to purchase 2,520,000 shares of common stock. Of the notes issued during the year ended June 30, 2002, $200,000 were received from three individuals who were or became members of the board of directors. In connection with the 10% promissory notes, the Company also agreed to issue 163,350 shares of common stock of the Company to the note holders as additional consideration for these new notes. The promissory notes could be converted at the option of the holders at any time from the date issued into common stock at a conversion price of $0.25 per share. As an alternative to conversion of the 0% promissory notes, the principal balance was payable at maturity and the note holders were entitled to receive one share of common stock for each $3 of principal outstanding at that date. The promissory notes were secured by all of the assets of the Company and matured 120 days after issuance for the 0% promissory notes and 180 days after issuance for the 10% promissory notes.

At maturity, the 0% promissory notes were neither paid nor were the notes converted into common stock by the note holders. At maturity, the Company issued 111,650 shares of common stock to the note holders pursuant to the alternative conversion rights in the notes, which shares were valued at $23,430, or $0.21 per share. In February 2002, the Company entered into forbearance agreements with each of these note holders, to be effective as of the original due dates of the notes, whereby (i) the due dates of notes were extended to May 13, 2002, (ii) the notes commenced bearing interest at 10% per annum from the original due dates of the notes, (iii) the expiration dates of the associated warrants to acquire 1,340,000 shares of common stock were extended to May 13, 2002, and (iv) the Company agreed to issue an aggregate of 152,550 shares of common stock as additional consideration to the note holders. In connection with the forbearance agreements, the Company paid accrued interest on the related notes through December 31, 2001, but failed to make the required monthly interest payments subsequent thereto. The Company accounted for these transactions under the forbearance agreements as a troubled debt restructuring with no gain or loss recognized from these transactions.


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


The warrants to purchase common stock were exercisable at the lesser of $0.25 per share or 85% of the average of the closing prices of the common stock for the 30 trading days immediately preceding the date of exercise. The market value of the Company's stock on the days the promissory notes were issued ranged from $0.10 to $0.85 per share. The warrants associated with the 0% promissory notes expired 120 days from the date of issuance and the warrants associated with the 10% promissory notes expired 180 days from the date of issuance, without being exercised. The fair value of the new and extended warrants during the year ended June 30, 2002 was $328,856 ($0.13 per share) on the dates issued or extended, which was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 2.15%, expected dividend yield of 0%, expected volatility of 187%, and expected lives of 172 days.

The proceeds from the new notes and related warrants and stock were allocated to the financial instruments issued based upon their relative fair values. This resulted in allocating $482,930 to the convertible promissory notes and $147,070 to the related warrants and stock for the year ended June 30, 2002. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company determined that certain holders of convertible notes had received a beneficial conversion option on the dates the notes were issued. For the year ended June 30, 2002, the beneficial conversion feature was valued at $44,532. Furthermore, an additional discount of $181,463, equal to the fair value on the dates of the forbearance agreements of the additional stock to be issued and warrants to be extended, was recorded against the extended promissory notes. The allocation of the proceeds to the beneficial conversion option, to the newly issued and extended warrants, and to the stock resulted in the Company recognizing a total discount on the promissory notes of $373,065 for the year ended June 30, 2002. The discount was amortized as interest expense over the term of the promissory notes or over the extended term of the notes subject to the forbearance agreements, whichever applies, and resulted in the recognition of interest expense in the amounts of $496,483 for the year ended June 30, 2002.

As required by the Calim loan agreement discussed below, holders of the convertible promissory notes in the aggregate principal amount of $830,000 entered into forbearance and subordination agreements whereby they agreed to extend the maturity dates of their notes and accrued interest until February 2, 2003 and subordinate their security interest in the Company's assets to the security interest of Calim. As part of the forbearance and subordination agreements, the Company agreed to issue one share of common stock to the note holders for each dollar of principal outstanding under such notes for a total of 830,000 shares of common stock. The market value of these shares of common stock was $58,100 ($0.07 per share) and was recorded as a reduction of the notes payable resulting in an additional discount on these promissory notes, and was amortized over the period from August 14, 2002 through February 2, 2003. Effective February 2, 2003, these convertible promissory notes in the aggregate principal amount of $830,000, plus accrued interest of $60,290, were converted into 3,561,156 shares of common stock.

2002 CONVERTIBLE DEBT AND EQUITY FINANCING - On August 14, 2002, the Company entered into a loan agreement with Calim Equity Partners, LLC, which was amended on December 2, 2002. The note and other rights under the agreement were assigned to two affiliated entities of Calim. From August through December 2002, the Company received loan advances aggregating $800,000 under a 12% secured, convertible promissory note and issued to the affiliated entities options to purchase 1,300,000 shares of common stock at $0.10 per share for a


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


total purchase price of $800,000. The promissory note accrued interest at 12% per annum, payable quarterly, was due on February 1, 2003, was secured by all of the assets of the Company and was convertible into convertible bonds. The Company accrued $80,000 of loan placement fees payable to Calim, which amount is included in accounts payable and is past due. The Company also designated Calim as its exclusive placement agent if the Company were to issue convertible bonds in the future.

The options issued to the affiliated entities vested immediately upon issuance and are exercisable for five years ending August 13, 2007 with respect to 1,000,000 options and December 1, 2007 with respect to 300,000 options. The fair value of the options was $135,500 ($0.1042 per share) on the dates issued, which was determined using the Black-Scholes Option-Pricing model with the following weighted-average assumptions: risk-free interest rate of 3.25%, expected dividend yield of 0%, expected volatility of 195%, and expected life of five years.

The proceeds from the promissory note and options were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $440,373 to the convertible promissory note, $114,929 to the options, and $244,698 to the beneficial conversion option of the note. The resulting discount to the note was amortized as interest expense through February 1, 2003. Debt issue costs, including loan placement fees payable to Calim, totaled $181,005 and were amortized as interest expense through February 1, 2003.

In February 2003, the holders converted the $800,000 promissory note plus accrued interest in the amount of $21,000 into convertible bonds, in accordance with the terms of the loan agreement. The convertible bonds are due February 1, 2008 and are redeemable by the Company after February 1, 2005. Interest on the bonds accrues at 12% per annum and is payable on a semiannual basis. Each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share. The warrants, when issued, will expire two years after issuance. The conversion terms of the bonds will be subject to reset annually to provide for a 20% increase in benefit to the holders. The Company is obligated to register the common stock underlying conversion of the bonds and exercise of the warrants.

NOTE PAYABLE - On March 31, 2003, the Company entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada. Under the terms of this agreement, the Company converted past due rent into a note payable to the landlord in the principal amount of $43,300. The note is due October 1, 2003, is unsecured, and bears interest at 10%. As further consideration for entering into the settlement, the Company agreed to issue the landlord 100,000 shares of common stock, valued at $31,000 ($0.31 per share), which was the market price of the stock on the date of the settlement. The value of the common shares issued was recognized as an expense.

For the year ended June 30, 2003, total interest expense from the amortization of the discount on convertible promissory notes and debt issue costs was $623,679. Summary information regarding notes payable and bonds payable for the years ended June 30, 2003 and 2002 is as follows:


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


                                                  Promissory  Unamorized    Promissory
                                                  Notes and   Discount on   Notes, Less
                                                    Bonds      Promissory   Unamortized
                                                   Payable        Note       Discount
                                                  ----------   ----------   ----------
  BALANCE AT JUNE 30, 2001                        $  200,000   $ (148,365)  $   51,635
   Issuance of new notes                             630,000     (191,602)     438,398
   Extension of existing notes                             -     (181,463)    (181,463)
   Amortization of discount                                -      496,483      496,483
                                                  ----------   ----------   ----------

  BALANCE AT JUNE 30, 2002                           830,000      (24,947)     805,053
   Draws under the promissory note, subsequently
    converted to bonds payable                       800,000     (359,627)     440,373
   Stock issued for extension of notes                     -      (58,100)     (58,100)
   Amortization of discount                                -      442,674      442,674
   Conversion of accrued interest                     21,000            -       21,000
   Note issued to landlord                            43,300            -       43,300
   Conversion of subordinated notes
    into common stock                               (830,000)           -     (830,000)
                                                  ----------   ----------   ----------

      BALANCE AT JUNE 30, 2003.                   $  864,300   $        -   $  864,300
                                                  ==========   ==========   ==========

Notes and bonds payable at June 30, 2003 and 2002 are summarized as follows:

                                                                       JUNE 30,
                                                               -----------------------
                                                                  2003         2002
                                                               ----------   ----------

12% Convertible bonds, due February 2008, secured
  by all assets of the Company                                 $  821,000   $        -
10% Convertible notes payable, less unamortized
  discount of $24,947 at June 30, 2002                                  -      805,053
10% Note payable, due October 1, 2003, unsecured                   43,300            -
                                                               ----------   ----------

TOTAL NOTES AND BONDS PAYABLE, LESS UNAMORTIZED DISCOUNT          864,300      805,053

Less current portion                                               43,300      805,053
                                                               ----------   ----------

LONG-TERM BONDS PAYABLE                                        $  821,000   $        -
                                                               ==========   ==========

NOTE 5 - COMMON STOCK

In April 2002, the Company awarded two employees an aggregate of 20,000 shares of common stock as compensation, valued at $5,000 ($0.25 per share).


In October 2002, the Company awarded 2,000,000 shares of common stock to the Chief Executive Officer as a stock bonus. The award has been accounted for at its estimated fair market value of $350,000 and charged to expense during the quarter ended December 31, 2002 under the caption "stock issued for compensation".


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


In December 2002, the Company 400,000 shares of common stock at $0.25 per share in a private placement. The net proceeds issued to the Company were $95,000, net of a transaction fee of $5,000.

In February 2003, the Company issued 250,000 shares of common stock to an outside consultant in consideration for cancellation of an account payable in the amount of $40,472 (weighted average price of $0.1619 per share). The price per share was based on the historical price per share of the Company's common stock at the time the consultant's services were rendered.

Between March and May 2003, the Company issued 2,333,334 shares of common stock at $0.30 per share in a private placement. The net proceeds to the Company were $630,000, net of transaction fees of $70,000. In connection with the private placement, the Company also issued warrants to acquire 4,666,668 shares of common stock. These warrants have an exercise price of $0.50 and expire in March 2008.

NOTE 6 - INCOME TAXES

As of June 30, 2003, the Company has operating loss carryforwards of approximately $4,977,000, of which approximately $184,000 represents the net operating losses of Specialized at the date of acquisition. The operating losses expire, if not used, from 2003 through 2022. The utilization of the pre-acquisition loss carryforwards of Specialized is dependent on the future profitable operation of Specialized under the separate return limitation rules and limitations on the carry forward of net operating losses after a change in ownership. The components of net deferred tax assets and liabilities were as follows at June 30, 2003 and 2002:

                                                          2003          2002
                                                       -----------   ----------
    Deferred tax asset - Operating loss carry forwards $ 1,692,186   $  902,276
    Valuation allowance                                 (1,691,911)    (902,001)
    Other                                                     (275)        (275)
                                                       -----------   ----------
    Net Deferred Tax Asset                             $         -   $        -
                                                       ===========   ==========

The valuation allowance increased $789,910 and $666,860 during the years ended June 30, 2003 and 2002, respectively. The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying consolidated financial statements for the years ended June 30, 2003 and 2002:

                                                           2003         2002
                                                       -----------   ----------

    Income tax (benefit) at statutory rate             $  (942,209)  $ (837,345)
    Non-deductible interest from amortization of
     discount on convertible promissory notes              150,509      168,804
    Non-deductible expenses                                  1,790        1,681
    Change in valuation allowance                          789,910      666,860
                                                       -----------   ----------

    Income Tax Expense                                 $         -   $        -
                                                       ===========   ==========


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTIONS AND WARRANTS

During the years ended June 30, 2003 and 2002, the Company granted options to management and members of the board of directors to acquire 2,300,000 and 400,000 shares of common stock, respectively. These options are exercisable at prices ranging from $0.25 to $2.00 per share. The options vest from immediately through two years from the date of grant, and expire five years after the grant date. During the year ended June 30, 2003, the Company also awarded an option to a consultant to the Company to acquire 400,000 shares of common stock at $0.25 per share in connection with his services to the Company. Vesting under this option was immediate for 100,000 shares and monthly for three years for the other 300,000 shares. This option expires in October 2007.

A summary of the status of the options granted to employees, to the members of the board of directors, and to a consultant at June 30, 2003 and 2002, and changes during the years then ended is presented in the table below:

                                                      YEAR ENDED JUNE 30,

                                                 2003                       2002
                                       ------------------------   ------------------------
                                                      Weighted-                  Weighted-
                                                       average                    average
                                                      exercise                   exercise
                                         Shares         price       Shares         price
                                       -----------   ----------   -----------   ----------
  Outstanding at the beginning of
   Year                                  2,300,000   $    1.32      1,900,000   $     1.33
  Granted                                2,700,000        0.25        400,000         1.25
                                       -----------                -----------
  Outstanding at the end of year         5,000,000        0.74      2,300,000         1.32
                                       ===========                ===========
  Exercisable at the end of year         3,796,073        0.79      1,451,389         1.00
                                       ===========                ===========

The weighted-average fair values of options granted during the years ended June 30, 2003 and 2002 were $0.20 and $0.19, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option-Pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2003 and 2002, respectively: risk free interest rates of 2.69% and 1.91%; expected dividend yields of zero for both years; expected lives of 4.9 and 4.0 years; and expected volatility of 195% and 188%, respectively.


The following table summarizes information about the stock options outstanding at June 30, 2003:

                                  Options Outstanding                        Options Exercisable
                                  -------------------                        -------------------
                                       Weighted-
                                        Average
                      Number of        Remaining        Weighted-         Number of        Weighted-
     Range of          Options        Contractual        Average           Options          Average
  Exercise Prices    Outstanding          Life        Exercise Price     Exercisable     Exercise Price
-------------------------------------------------------------------------------------------------------
      $0.25           2,700,000          21 years          $0.25          1,729,406          $0.25
      $0.50             866,666        0.95 years          $0.50            866,666          $0.50
  $0.75 - $1.50         566,667        0.79 years           1.28            500,000           1.25
  $2.00 - $2.50         866,667        2.33 years           2.15            700,000           2.14
                      ---------                                           ---------
  $0.25 - $2.50       5,000,000        2.93 years           0.74          3,796,073           0.79
                      =========                                           =========

During the year ended June 30, 2003, the Company issued Calim also options to acquire 1,300,000 shares of common stock (see Note 4) and warrants to acquire 4,666,668 shares of common stock (see Note 5). These options and warrants granted to Calim had a weighted average exercise price of $0.41 per share. These options and warrants vested immediately and expire from August 2007 through March 2008.


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITY

EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with its Chief Executive Officer, effective March 1, 2001, and with the President and with the Chief Operating Officer of Specialized, effective April 1, 2001. The agreements each have an initial term of three years, but thereafter renew automatically for additional one-year terms, unless terminated by either party. The agreements provide annual compensation for the three key employees in the aggregate amount of $421,000, plus customary benefits and vacation, and provide for the employees to participate in any bonus or other incentive programs of the Company at the discretion of the board of directors. The Company can terminate the agreements at any time for cause, death, or disability, or the employees can voluntarily terminate the agreements at any time. If employment is terminated for any reason other than cause or voluntarily by the employee, the Company is obligated to pay the employee compensation equal to the employee's salary for one year if terminated within the first year of the agreement or one half of the employee's annual salary if terminated thereafter.

FINANCIAL ADVISORY AGREEMENT - In June 2002, the Company entered into a financial advisory agreement with Calim Private Equity, LLC (Calim). Under the terms of the agreement, Calim agrees to provide financial advisory services customary for a start-up company in need of a broad array of financial advice. As compensation for its services, Calim is to be paid a monthly retainer of $10,000. To the extent that the monthly services exceed 25 hours, Calim is entitled to additional compensation of $250 per hour. In addition, Calim is entitled to compensation in connection with each transaction, as defined in the agreement, consummated during the term of the agreement, as follows:


      (i)   5.0% of gross proceeds received by the Company up to $10 million;
      (i)   3.5% of gross proceeds from $10 million to $25 million;
      (ii)  2.5% of gross proceeds from $25 million to $100 million; and
      (iii) 2.0% of gross proceeds in excess of $100 million.

The initial term of the agreement is through June 30, 2003, but the agreement automatically renews for successive one-year periods unless terminated in writing by either party. For the years ended June 30, 2003 and 2002, Calim earned advisory fees of $120,000 and $20,000, respectively. At June 30, 2003, the Company has an account payable to Calim of approximately $230,000 for unpaid advisory fees and placement costs.

OPERATING LEASE - The Company leases certain office and manufacturing space in Sparks, Nevada. The term of the lease is five years beginning June 1, 2001 and ending May 31, 2006 with monthly rental payments of $14,080. Future minimum lease commitments required under this operating lease are as follows:

    YEAR ENDING JUNE 30,
    --------------------
          2004             $  181,032
          2005                181,032
          2006                165,946
       Thereafter                   -
                           ----------
         Total             $  528,010
                           ==========


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


Lease expense, net of sublease income and amortization of initial free rent credit, charged to operations was $169,005 and $126,424 for the years ended June 30, 2003 and 2002, respectively.

CONTINGENT LIABILITY - The Company has been named as a defendant in U.S. Power Corporation v. Chapeau, Inc. d/b/a Blue Point Energy, Inc. filed in the United States District Court for the Southern District of New York in June 2003. This matter involves an alleged breach of contract by the Company in the approximate amount of $295,780, which amount represents a deposit paid to the Company by U.S. Power Corporation towards its purchase of the Company's products and is recorded as a current liability in customer deposits at June 30, 2003. U.S. Power Corporation is also claiming other damages in an undetermined amount. The Company has made a motion to dismiss based on improper venue. The Company continues to assess its alternatives with respect to this action and no accrual has been made for any additional amounts for which the Company may become liable under this claim as the anticipated outcome is not currently determinable.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended June 30, 2003, the Company had the following noncash financing activities (none in 2002):

   (i) Note holders converted $800,000 of promissory notes and $21,000 of accrued interest into five-year convertible bonds.
   (ii) Holders of convertible promissory converted notes in the principal amount of $830,000 plus accrued interest of $60,290 into 3,561,156 shares of common stock.
   (iii) The Company's landlord converted accounts payable of $43,300 into a note payable.
   (iv) A consultant to the Company converted accounts payable of $40,472 into 250,000 shares of common stock.

During the year ended June 30, 2002, cash paid by the Company for interest was $8,312 (none in 2003).

NOTE 10 - SUBSEQUENT EVENTS

CALIM FINANCING AGREEMENT - In August 2003, the Company entered into a financing agreement with Calim Private Equity, LLC (Calim) with respect to energy purchase agreements generated by the Company. The agreement is for the purpose of funding power generation systems at users' sites required by energy purchase agreements, including production of the Company's Lean-OneT Cogeneration Systems, site development and construction, installation and operating and maintenance costs. Under the terms of the agreement, Calim will have the first right of refusal to purchase, own and install up to 100 of the Company's systems. The first right of refusal is predicated on the Company's receipt from Calim before the end of calendar 2003 of payment in full for ten systems.

Under the terms of the financing agreement, Calim will be responsible for site development and construction, purchase and installation of the Company's systems and operating and maintenance costs at the users' sites. The Company will receive a management fee for operation and maintenance of the systems and for billing and collection of revenues. The financing agreement further provides for revenue sharing between Calim and the Company after payout of 100 percent of Calim's investment in each site.


                         CHAPEAU, INC. AND SUBSIDIARY
                      DBA BLUEPOINT ENERGY PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



The financing agreement grants Calim the right to transfer its interest in the sites to the Company in exchange for common stock at $3.00 per share for a period of ten years from the date of the financing agreement; provided, however, that at any time after the fifth year the Company can demand that Calim transfer its interests or forego its right to exchange those interests for common stock.

DEBT PROCEEDS - Subsequent to June 30, 2003, the Company has received $300,000 in proceeds from Calim. Of the proceeds received, $100,000 is pursuant to the terms of a promissory note which bears interest at a rate of 12% per annum with principal and accrued interest due October 15, 2003. The remaining $200,000 of proceeds represents unsecured advances, the terms of which have not yet been established. The Company is currently in discussions with Calim with respect to extending or otherwise modifying repayment terms of the note and establishing terms for the unsecured advances.