Form 10QSB
period 2003-09-30
CHAPEAU INC
filed 2003-11-19
CIK 783211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2003

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

Yes

X

No

As of November 18, 2003, the Issuer had 21,922,040  shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes

No

X

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of September 30, 2003 and June 30, 2003 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2003 and 2002 and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2003, together with unaudited condensed notes thereto.  In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2003, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY PRODUCTS, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2003	2003
ASSETS
Current Assets
Cash and cash equivalents	$ 10,683	$ 8,735
Inventories and related deposits	1,409,502	1,399,094
Other current assets	53,148	48,449
Total Current Assets	1,473,333	1,456,278

Property and Equipment, net of accumulated
depreciation of $34,014 and $28,820	64,047	49,719
Other Assets	59,573	59,616
Total Assets	$ 1,596,953	$ 1,565,613

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 981,322	$ 909,396
Accrued liabilities	788,672	700,761
Payable to related party	175,000	-
Customer deposits	820,030	722,780
Promissory notes	143,300	43,300
Total Current Liabilities	2,908,324	2,376,237
Long- Term Liabilities – Convertible Bonds	821,000	821,000
Total Liabilities	3,729,324	3,197,237

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares
authorized; 21,922,040 shares issued and outstanding	21,922	21,922
Additional paid-in capital	4,885,810	4,885,810
Deferred compensation	(42,438)	(47,530)
Deficit accumulated prior to date of inception of the
development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the
development stage	(6,738,292)	(6,232,453)
Total Shareholders' Deficit	(2,132,371)	(1,631,624)

Total Liabilities and Shareholders' Deficit	$ 1,596,953	$ 1,565,613

The accompanying notes are an integral part of these condensed financial statements.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY PRODUCTS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

			For the period from
			February 3, 2000
	For the Three Months		(date of inception
	Ended		of the development
	September 30,		stage) through
	2003	2002	September 30, 2003

Selling, general and administrative expense	$ 387,988	$ 257,638	$ 3,288,793
Research and development expense	84,126	65,711	979,056
Stock issued for compensation	-	-	355,000
Amortization of deferred compensation
from issuance of stock options	5,093	-	37,653
Write off of intangible assets	-	-	318,531
Write off of note receivable	-	-	57,330
In-process research and development
acquired	-	-	376,624
Loss from operations	(477,207)	(323,349)	(5,412,987)
Interest income	-	-	73,126
Interest expense	(28,632)	(26,152)	(226,634)
Interest expense from amortization of
discount on convertible promissory notes
and debt issue costs	-	(81,697)	(1,171,797)
Net Loss	$ (505,839)	$ (431,198)	$ (6,738,292)
Basic and Diluted Loss Per
Common Share	$ (0.02)	$ (0.03)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,922,040	12,871,572

The accompanying notes are an integral part of these condensed financial statements.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY PRODUCTS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

			For the period from
			February 3, 2000
	For the Three Months		(date of inception
	Ended		of the development
	September 30,		stage) through
	2003	2002	September 30, 2003
Cash Flows From Operating Activities
Net loss	$ (505,839)	$ (431,198)	$ (6,738,292)
Adjustments to reconcile net loss to net
cash used in operating activities
Write-off of in-process research and
development acquired	-	-	376,624
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	-	386,000
Amortization of discount on convertible
promissory notes	-	81,697	1,171,797
Amortization of deferred compensation from issuance
of stock options	5,092	-	37,652
Depreciation and amortization	5,195	3,721	185,330
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Inventories and related deposits	(10,408)	(93,099)	(1,409,502)
Other current assets	(4,699)	(9,787)	(49,980)
Other assets	43	-	(59,573)
Accounts payable	71,926	93,905	1,049,342
Accrued liabilities	87,911	74,983	862,445
Customer deposits	97,250	-	820,030
Net Cash Used In Operating Activities	(253,529)	(279,778)	(2,974,184)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,
net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(19,523)	(644)	(93,637)
Net Cash Used In Investing Activities	(19,523)	(644)	(451,413)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,
net of offering costs	-	-	1,712,285
Proceeds from issuance of promissory notes and
related beneficial conversion feature	100,000	400,608	1,338,501
Proceeds from issuance of warrants and common
stock related to convertible promissory notes	-	59,627	391,499
Proceeds from payble to related party	175,000	-	175,000
Loan issue costs	-	(101,005)	(181,005)
Net Cash Provided By Investing Activities	275,000	359,230	3,436,280
Net Increase In Cash And Cash Equivalents	1,948	78,808	10,683
Cash And Cash Equivalents At Beginning Of Period	8,735	445	-
Cash And Cash Equivalents At End Of Period	$ 10,683	$ 79,253	$ 10,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY PRODUCTS, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(A)  Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations — Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations.  Since February 3, 2000 through September 30, 2003, the Company had no sales of its power generation systems and is considered to be in the development stage. Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended June 30, 2003 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2003, included in our annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.”  In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2003, and its consolidated results of operations and cash flows for the three months ended September 30, 2003 and 2002, and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2003.  The results of operations for the three months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending June 30, 2004.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has not generated any revenue.  The Company incurred losses of $505,839 and $431,198 during the three-month periods ended September 30, 2003 and 2002, respectively, and used $253,529 and $279,778 of cash in its operating activities during the three-month periods ended September 30, 2003 and 2002, respectively.  Through September 30, 2003, the Company has accumulated a deficit during the development stage of $6,738,292 and at September 30, 2003, the Company has a shareholders’ deficit of $2,132,371 and a working capital deficit of $1,434,991. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which may include the need to obtain additional financing, and ultimately to attain profitable operations. While the Company has recently received some customer deposits against future deliveries, the Company does not have sufficient cash flow to finance its operations on an on-going basis. To date, the Company has met its short-term cash needs through promissory notes, advances from related parties, equity financing, and customer deposits. However, there can be no assurance that such sources of financing, if any, will continue to be available or, if available, that they will be on terms favorable to the Company or in amounts sufficient to meet the Company's cash flow requirements.

Stock-Based Compensation – At September 30, 2003, the Company has stock options outstanding that were granted to management, consultants and members of the board of directors.  The Company accounts for those grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Stock-based compensation expense of $5,093 and none is reflected in net loss during the three months ended September 30, 2003 and 2002, respectively, as all options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant or were granted to outside consultants and were valued at fair value.  The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,
	September 30,
	2003	2002
Net loss:
As reported	$ (505,839)	$ (431,198)
Add: Total stock-based compensation expense
included in reported net loss	5,093	-
Less: Total stock-based compensation expense
determined under fair value based method	(60,810)	(32,504)
Pro forma net loss	$ (561,556)	$ (463,702)
Basic and diluted loss per share:
As reported	$ (0.02)	$ (0.03)
Pro forma	$ (0.03)	$ (0.04)

(A)

Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 22,313,882 shares of common stock issuable upon conversion of debt or related warrants, shares issuable upon exercise of options or warrants, or shares otherwise contingently issuable were included in the computations of diluted loss per share at September 30, 2003.  None of the total options or warrants to acquire 3,300,000 shares of common stock or the common shares issuable upon conversion of $1,290,235 of promissory notes were included in the computations of diluted loss per share at September 30, 2002.

(B)

Financing

Calim Financing Agreement - In August 2003, the Company entered into a financing agreement with Calim Private Equity, LLC, or Calim, with respect to energy purchase agreements generated by the Company.  The purpose of the agreement is to fund power generation systems at users’ sites required by energy purchase agreements, including production of the Company’s Lean-One™ Cogeneration Systems, site development and construction, installation and operating and maintenance costs.  Under the terms of the agreement, Calim will have a first right of refusal to purchase, own and install up to 100 of the Company’s systems. This first right of refusal is predicated on the Company’s receipt from Calim before the end of calendar 2003 of payment in full for ten systems.

Under the terms of the financing agreement, Calim will be responsible for site development and construction, purchase and installation of the Company’s systems and operating and maintenance costs at the users’ sites. The Company will receive a management fee for operation and maintenance of the systems and for billing and collection of revenues. The financing agreement further provides for revenue sharing between Calim and the Company after payout of 100% of Calim’s investment in each site.

The financing agreement gives Calim the right to transfer its interest in the sites to the Company in exchange for common stock at a per share exchange price of $3.00 for a period of ten years from the date of the financing agreement; provided, however, that at any time after the fifth year the Company can demand that Calim transfer its interests or forego its right to exchange those interests for common stock.

Payable to Related Party – During the quarter ended September 30, 2003, the Company received $275,000 in loan proceeds from Calim.  Of the proceeds received, $100,000 is pursuant to the terms of a promissory note which bears interest at a rate of 12% per annum with principal and accrued interest due October 15, 2003.  The remaining $175,000 of proceeds represents unsecured advances, the repayment terms of which have not yet been established.  Additionally, subsequent to September 30, 2003, the Company has received additional unsecured advances from Calim in the amount of $250,000.  The promissory note was not paid when due on October 15, 2003 and is in default.  The Company is currently in discussions with Calim with respect to extending or otherwise modifying repayment terms of the note and establishing terms for the unsecured advances.

Note Payable – On March 31, 2003, the Company entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada.  Under the terms of this agreement, among other things, the Company converted past due rent into a note payable to the landlord in the principal amount of $43,300.  The note bears interest at a rate of 10% per annum with the principal and unpaid accrued interest due October 1, 2003.  The Company has made no principal payments in connection with the note and it is now in default.  The Company is currently in discussions with its landlord with respect to extending or otherwise modifying repayment terms of the note.

(C)

Contingent Liability

The Company has been named as a defendant in U.S. Power Corporation v. Chapeau, Inc. d/b/a Blue Point Energy, Inc. filed in the United States District Court for the Southern District of New York in June 2003.  This matter involves an alleged breach of contract by the Company in the approximate amount of $295,780, which amount represents a deposit paid to the Company by U.S. Power Corporation towards its purchase of the Company’s products and is recorded as a current liability in customer deposits at September 30, 2003.  U.S. Power Corporation is also claiming other damages in an undetermined amount.  The Company has made a motion to dismiss based on improper venue.  The Company continues to assess its alternatives with respect to this action and no accrual has been made for any additional amounts for which the Company may become liable under this claim as the anticipated outcome is not currently determinable.

(D)

Subsequent Event

In October 2003, the Company shipped its initial commercial power generation system and subsequently completed installation at the user’s site in Southern California.

Also during October 2003, the Company granted options to purchase 750,000 shares of common stock exercisable as follows:  200,000 shares at $0.25 per share; 200,000 shares at $0.50 per share; and 350,000 shares at $0.75 per share.  The options vest over a period of three years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis and Risk Factors set forth in Chapeau’s Form 10-KSB for the fiscal year ended June 30, 2003.  As used herein, “we,” “our,” “us” and the like refer to Chapeau, Inc.

This report and other information made publicly available by Chapeau from time to time may contain certain forward looking statements and other information relating to Chapeau and its business that are based on the beliefs of our management and assumptions made concerning information then currently available to management.  Such statements reflect the views of our management at the time they are made and may not be accurate descriptions of the future.  The discussion of future events, including the business prospects of Chapeau, is subject to the material risks listed below and based on assumptions made by management.  These risks include the viability of our marketing strategy for the sale of our cogeneration products, our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current cost structure and planned future operations, as well as to pay prior liabilities incurred. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of Chapeau may vary materially from those described in the forward looking statements.  We do not intend to update these forward looking statements, except as may occur in the regular course of our periodic reporting obligations.

Risk factors

The material risks that we believe are faced by Chapeau as of the date of this report are set forth below.  This discussion of risks is not intended to be exhaustive.  The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Chapeau.

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern.  While we have secured our initial orders from customers and recently made our initial commercial product delivery in October 2003, through September 30, 2003 we had not generated any operating revenues and expect to operate at a loss at least for the immediate term.  Our expenses are expected to continue to grow as we attempt to sell a significant number of systems.  Although we have recently received some funding, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us.  If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Form 10-KSB for the year ended June 30, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future.  During this past fiscal quarter, Chapeau sustained a loss of approximately $506,000 and, as of September 30, 2003 had an accumulated deficit of approximately $7 million.  Although we recently made our initial commercial product delivery in October 2003, without significant product sales in the future we expect losses to continue.  Without significant product sales and/or additional funding, we will not be able to continue business operations.

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

We depend on a few key employees and the loss of any of those employees may harm our business.  We are dependent upon the skill and ability of our management, which currently consists of only four persons.  We currently lack depth of management and there is no assurance that we can hire additional qualified personnel, even if our order flow increases and requires additional personnel to conduct our business.

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

There is a limited public market for Chapeau’s shares.  Although our common stock has been traded on the OTC Bulletin Board, trading has been sporadic and without significant volume.  There can be no assurance that an active public market for our common stock will ever develop or be sustained.

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

Overview

Chapeau was formed in 1985 and completed a public offering of its common stock in March of 1986.  The Company was originally engaged in the operation of sport clothing stores but was not successful and these operations were discontinued in May 1989.  The Company was dormant from May 1989 until February 3, 2000 when it was reorganized and began development stage activities, principally raising capital and seeking investment or merger opportunities.

Managerial control of Chapeau was transferred to a new board of directors in February 2001.  In April 2001, we acquired Specialized Energy Products, Inc., or Specialized, making Specialized a wholly owned subsidiary of Chapeau.  Specialized developed customized engines and control panels used by developers and manufacturers of packaged cogeneration and power generation systems supplied to the electrical power market and, subsequent to the acquisition of Specialized, we have focused the Company’s resources on the development of a prototype power generation system.

Operations

Chapeau has been in the development stage since February 3, 2000 and had no sales through September 30, 2003, making its initial commercial product delivery in October 2003.  Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees.  Chapeau has incurred selling, general and administrative expenses in the amount of $3,288,793, and research and development costs of $979,056 for the period from February 3, 2000 (date of inception of the development stage) to September 30, 2003, principally since February 2001.  Selling, general and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services.  Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

At September 30, 2003, Chapeau had current assets of $1,473,333 and current liabilities of $2,908,324, resulting in a working capital deficit of $1,434,991. Current assets principally consist of inventories.  Inventories principally represent the cost of engines and related components for the initial systems being assembled. Current liabilities are principally composed of accounts payable, accrued wages and related payroll tax liabilities, customer deposits, unsecured advances and notes payable.

Plans for Research and Development

We recently delivered and installed our initial commercial cogeneration system in October 2003.  This system utilizes an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and, most recently, has received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use”, #46XT; Standard 2200.  The UL listing applies to the United States and Canada.

Our cogeneration system, referred to as “Lean-One™” for its lean burn configuration and characteristics, employs a proprietary emission process utilizing our exhaust gas recirculation, or EGR, system.  Initial independent emissions testing have yielded very favorable results. We developed our EGR system and emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life.  To that end, independent testing of the Lean-One™ system was performed by Best Environmental, a California Air Resources Board certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002 and again in the first quarter of fiscal 2003.  Best Environmental reconfirmed in the latter test that the Lean-One™ system exceeded the requirements of the South Coast Air Quality Management District, one of the most restrictive air containment zones in the United States.  The Lean-One™ test results registered 0.009 grams nitrogen oxides per brake-horsepower hour.  The South Coast Air Quality Management District requirement is 0.15 grams NOx per b/hp-hr.

We will continue to work toward securing exclusive supply arrangements with certain vendors, including our engine supplier and a developer of certain digital control systems incorporated in the Lean-One™ system. In addition, we intend to file patent applications to protect our technology, inventions and improvements as soon as practicable.

Contingent upon our ability to generate sufficient cash flow from operations and/or obtain additional financing, if necessary, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One™ in additional power configurations over the next twelve months.

Liquidity and Sources of Financing

We are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States.  As discussed in further detail herein, we have secured our initial orders from customers for the purchase of our Lean-One™ Systems and recently made our initial commercial product delivery.  While collection of pending accounts receivable in connection with these sales will enable us to meet certain of our cash needs, additional capital will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

Concurrent with the foregoing, we will continue to seek alternative sources of capital to meet our cash requirements, including other debt financing, issuing equity securities and entering into other financing arrangements.  There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us or in amounts sufficient to meet our cash flow requirements.  If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our near-term cash requirements to continue business operations as an ongoing concern.

Plan of Operations

We plan to focus sales and marketing efforts of our CHP systems nationally, with particular emphasis initially in California and New York, with plans to subsequently expand distribution worldwide.  We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives.  In that connection as discussed in further detail below, during the fiscal year ended 2003 and subsequently, we have entered into business arrangements with several such companies.  In addition, we are currently in discussions with several other companies in connection with sales and marketing of our initial product.  While we are optimistic that the business arrangements discussed below and these other discussions will result in positive outcomes for us, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to us or will result in significant sales, if any, of our products.

We received our initial orders from customers for the purchase of our Lean-One™ Systems, together with corresponding deposits, during fiscal 2003 and the fiscal 2004 first quarter ended September 30, 2003 and we are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States.  In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One System.  The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation. During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One™ Combined Heat and Power Systems.  In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals.  Also in August 2003, we entered into a financing agreement with Calim Private Equity, LLC, or Calim, for funding energy purchase agreements generated by us (Calim Financing Agreement).  A number of potential customer have indicated that their ability to procure our product is predicated on their obtaining third party financing.  The Calim Financing Agreement allows us to provide potential customers the ability to utilize our Lean-One™ systems through energy purchase agreements as opposed to purchasing the system, thereby alleviating the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs (see Note C of Notes to Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB).

Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from the Joint Strategic Agreement, Strategic Alliance Agreement, Teaming Agreement and Calim Financing Agreement, if and when realized.  However, while we believe that the Joint Strategic Agreement, Strategic Alliance Agreement, Teaming Agreement and Calim Financing Agreement will help endorse our other selling efforts, there can be no assurance that we will realize additional sales, if any, as a consequence of any such agreement.

During fiscal 2004, we have hired two executive management personnel, one to serve as the Company’s Chief Technology Officer and one to serve as President of our business unit formed in connection with the Calim financing agreement (see Note C of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-QSB).  The Chief Technology Officer and President were hired in August 2003 and October 2003, respectively.  If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we would anticipate adding a significant number of staff and management personnel during that period.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003.  We do not currently have any interest in a variable interest entity.  Accordingly, the adoption of FIN 46 is not expected to have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.  The Statement is effective, with certain exceptions, for contracts entered into or modified after June 30, 2003. The subject matter of SFAS 149 is not currently applicable to Chapeau.  Accordingly, we do not believe the adoption of this Statement will have a material impact on our financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances.  It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not believe the adoption of this Statement will have a material impact on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2003, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involves an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to us to purchase equipment and is recorded as a current liability in customer deposits at September 30, 2003.  Chapeau has made a motion to dismiss based on improper venue.  We continue to assess our alternatives with respect to this action and the anticipated outcome is not currently determinable.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Chapeau has made no interest payments or paid the loan placement fee due under the Calim loan agreement entered into in August 2002, as amended in December 2002.  Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003, Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the related note in accordance with its terms, pending other noteholders converting their respective notes which did take place.  During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds. The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.  The initial interest payment in the approximate amount of $50,000 was due in August 2003.  Chapeau has made no interest payments due under the convertible bonds.  Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $162,000 are included in current liabilities at September 30, 2003.

 As discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, a 12% per annum interest-bearing note payable to Calim in the principal amount of $100,000, together with unpaid accrued interest, was due on October 15, 2003.  The Company has made no principal or interest payments under the note and the Company and Calim are currently in discussions with respect to extending or otherwise modifying repayment terms of the note.  Unpaid principal and accrued interest under the note in the aggregate amount of approximately $101,000 is included in current liabilities at September 30, 2003.

As also discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, a 10% per annum interest-bearing note payable in the principal amount of $43,300, together with unpaid accrued interest, was due on October 1, 2003.  The Company has made no principal payments under the note and the Company and noteholder are currently in discussions with respect to extending or otherwise modifying repayment terms of the note.  Unpaid principal and accrued interest under the note in the aggregate amount of approximately $43,661 is included in current liabilities at September 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	Employment Agreement – Ranson R. Roser	This filing

2	(10)	Employment Agreement – Thomas R. Black	This filing

3	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

4	(31)	Section 1350 Certification	This filing

Reports on Form 8-K

During the quarter ended September 30, 2003, Chapeau did not file a report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPEAU, INC.

Dated:  November 19, 2003

By /s/ Guy A. Archbold

     Guy A. Archbold, Director

     (Principal Executive Officer)