Form 10QSB
period 2003-12-31
CHAPEAU INC
filed 2004-02-23
CIK 783211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 2003

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

Yes

X

No

As of February 18, 2004, the Issuer had 22,922,040 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes

No

X

CHAPEAU, INC.

FORM 10-QSB

Table of Contents

Page

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

 1

Item 2.

Management’s Discussion and Analysis or Plan of Operation

 8

Item 3.

Controls and Procedures

13

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

14

Item 2.

Changes in Securities

14

Item 3.

Defaults upon Senior Securities

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

Item 5.

Other Information

15

Item 6.

Exhibits and Reports on Form 8-K

15

SIGNATURES

17

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Chapeau, Inc. or Chapeau has included its unaudited condensed consolidated balance sheets as of December 31, 2003 and June 30, 2003 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2003 and 2002, and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2003, and unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2003 and 2002, and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2003, together with unaudited condensed notes thereto.  In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2003, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
	December 31,	June 30,
	2003	2003
ASSETS

Current Assets
Cash and cash equivalents	$ 19,069	$ 8,735
Inventories and related deposits	1,435,721	1,399,094
Other current assets	60,242	48,449
Total Current Assets	1,515,032	1,456,278

Property and Equipment, net of accumulated
depreciation of $42,671 and $28,820	102,823	49,719

Other Assets	74,616	59,616

Total Assets	$ 1,692,471	$ 1,565,613

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 841,366	$ 909,396
Accrued liabilities	851,923	700,761
Customer deposits	1,033,280	722,780
Promissory notes	853,300	43,300
Current maturities of capitalized lease obligations	7,689	-
Total Current Liabilities	3,587,558	2,376,237

Long- Term Liabilities
Convertible bonds	821,000	821,000
Capitalized lease obligations, less current maturities	27,110	-

Total Liabilities	4,435,668	3,197,237

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares
authorized; 21,922,040 shares issued and outstanding	21,922	21,922
Additional paid-in capital	4,917,810	4,885,810
Deferred compensation	(56,592)	(47,530)
Deficit accumulated prior to date of inception of the
development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the
development stage	(7,366,964)	(6,232,453)
Total Shareholders' Deficit	(2,743,197)	(1,631,624)

Total Liabilities and Shareholders' Deficit	$ 1,692,471	$ 1,565,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
					For the period from
					February 3, 2000
	For the Three Months		For the Six Months		(date of inception
	Ended		Ended		of the development
	December 31,		December 31,		stage) through
	2003	2002	2003	2002	December 31, 2003

Selling, general and administrative
expense	$ 456,731	$ 326,578	$ 844,719	$ 584,216	$ 3,745,524
Research and development expense	106,960	61,837	191,086	127,548	1,086,016
Stock issued for compensation	-	350,000	-	350,000	355,000
Amortization of deferred compensation from
issuance of stock options	17,845	22,375	22,938	22,375	55,498
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and
development acquired	-	-	-	-	376,624

Loss from operations	(581,536)	(760,790)	(1,058,743)	(1,084,139)	(5,994,523)

Interest income	-	-	-	-	73,126
Interest expense	(47,136)	(38,895)	(75,768)	(65,047)	(273,770)
Interest expense from amortization of discount
on convertible promissory notes
and debt issue costs	-	(321,096)	-	(402,793)	(1,171,797)

Net Loss	$ (628,672)	$ (1,120,781)	$ (1,134,511)	$ (1,551,979)	$ (7,366,964)

Basic and Diluted Loss Per Common Share	$ (0.03)	$ (0.07)	$ (0.05)	$ (0.11)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,922,040	15,055,811	21,922,040	13,963,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			For the period from
			February 3, 2000
	For the Six Months		(date of inception
	Ended		of the development
	December 31,		stage) through
	2003	2002	December 31, 2003
Cash Flows From Operating Activities
Net loss	$ (1,134,511)	$ (1,551,979)	$ (7,366,964)
Adjustments to reconcile net loss to net
cash used in operating activities
Write-off of in-process research and
development acquired	-	-	376,624
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	350,000	386,000
Amortization of discount on convertible
promissory notes	-	402,793	1,171,797
Amortization of deferred compensation from
Issuance of stock options	22,938	22,375	55,498
Depreciation and amortization	13,849	7,479	193,984
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Inventories and related deposits	(36,627)	(337,456)	(1,435,721)
Other current assets	(11,793)	(1,561)	(57,074)
Other assets	(15,000)	(14,186)	(74,616)
Accounts payable	(68,030)	225,338	909,386
Accrued liabilities	151,162	175,669	925,696
Customer deposits	310,500	100,000	1,033,280
Net Cash Used In Operating Activities	(767,512)	(621,528)	(3,488,167)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,
net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(24,755)	(644)	(98,869)
Net Cash Used In Investing Activities	(24,755)	(644)	(456,645)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and
warrants, net of offering costs	-	95,000	1,712,285
Proceeds from issuance of promissory notes and
related beneficial conversion feature	810,000	685,071	2,048,501
Proceeds from issuance of warrants and common
stock related to convertible promissory notes	-	114,929	391,499
Payment of capitalized lease obligations	(7,399)	-	(7,399)
Loan issue costs	-	(181,005)	(181,005)
Net Cash Provided By Investing Activities	802,601	713,995	3,963,881
Net Increase In Cash And Cash Equivalents	10,334	91,823	19,069
Cash And Cash Equivalents At Beginning Of Period	8,735	445	-
Cash And Cash Equivalents At End Of Period	$ 19,069	$ 92,268	$ 19,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY PRODUCTS, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(A)  Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations — Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company had no business operations  from May 1989 until February 3, 2000 when the Company was reorganized and began development stage activities, principally raising capital and seeking investment or merger opportunities. Managerial control of the Company was transferred to a new board of directors in February 2001.  In April 2001, the Company acquired Specialized Energy Products, Inc., or Specialized, making Specialized a wholly owned subsidiary of the Company.  Specialized developes customized engines and control panels for use by developers and manufacturers of packaged cogeneration and power generation systems supplied to the electrical power market and, subsequent to the acquisition of Specialized, the Company has focused its resources on the development of a prototype power generation system.

From February 3, 2000 through December 31, 2003, the Company has not recognized revenue from the sales of its power generation systems and is considered to be in the development stage.  During the quarter ended December 31, 2003, the Company shipped its initial commercial power generation system. Revenue from this initial shipment has been deferred pending completion of required installation and start-up procedures.  Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2003 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2003, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of December 31, 2003, its consolidated results of operations for the three months ended December 31, 2003 and 2002, and its consolidated results of operations and cash flows for the six months ended December 31, 2003 and 2002, and for the period from February 3, 2000 (date of inception of the development stage), through December 31, 2003.

The results of operations for the three months and six months ended December 31, 2003, may not be indicative of the results that may be expected for the year ending June 30, 2004.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has not recognized revenue from the sales of its power generation systems.  The Company incurred losses of $628,672 and $1,120,781 during the three-month periods ended December 31, 2003 and 2002, respectively, and incurred losses of $1,134,511 and $1,551,979 and used $767,512 and $621,528 of cash in its operating activities during the six-month periods ended December 31, 2003 and 2002, respectively.  Through December 31, 2003, the Company has accumulated a deficit during the development stage of $7,366,964 and at December 31, 2003, the Company has a shareholders’ deficit of $2,743,197 and a working capital deficit of $2,072,526. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which may include the need to obtain additional financing, and ultimately to attain profitable operations. While the Company has received some customer deposits against future deliveries, the Company does not have sufficient cash flow to finance its operations on an on-going basis. To date, the Company has met its short-term cash needs through promissory notes, equity financing, and customer deposits. However, there can be no assurance that such sources of financing, if any, will continue to be available or, if available, that they will be on terms favorable to the Company or in amounts sufficient to meet the Company's cash flow requirements.

Stock-Based Compensation – At December 31, 2003, the Company had outstanding stock options that were granted to management, consultants and members of the board of directors.  In October 2003, the Company granted employee options to purchase 750,000 shares of common stock exercisable as follows:  200,000 shares at $0.25 per share; 200,000 shares at $0.50 per share; and 350,000 shares at $0.75 per share.  These  options vest over a period of three years.

The Company accounts for options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Stock-based compensation expense of $17,845 and $372,375 is reflected in net loss during the three months ended December 31, 2003 and 2002, respectively, and of $22,938 and $372,375 is reflected in net loss during the six months ended December 31, 2003 and 2002, respectively.  The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Net loss:
As reported	$ (628,672)	$ (1,120,781)	$ (1,134,511)	$ (1,551,979)
Add: Total stock-based compensation expense
included in reported net loss	17,845	372,375	22,938	372,375
Less: Total stock-based compensation expense
determined under fair value based method	(98,459)	(664,133)	(159,269)	(696,637)
Pro forma net loss	$ (709,286)	$ (1,412,539)	$ (1,270,842)	$ (1,876,241)
Basic and diluted loss per share:
As reported	$ (0.03)	$ (0.07)	$ (0.05)	$ (0.11)
Pro forma	$ (0.03)	$ (0.09)	$ (0.06)	$ (0.13)

(A)

Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 23,063,882 shares of common stock issuable upon conversion of debt or related warrants, shares issuable upon exercise of options or warrants, or shares otherwise contingently issuable were included in the computations of diluted loss per share at December 31, 2003.  None of the total options or warrants to acquire 6,300,000 shares of common stock or the common shares issuable upon conversion of $1,630,000 of promissory notes were included in the computations of diluted loss per share at December 31, 2002.

(B)

Financing

Promissory Note – On December 4, 2003, the Company executed a promissory note in favor of Calim to borrow up to a maximum principal amount of $1,000,000.  At December 31, 2003, the Company had borrowed $810,000 under this promissory note.  Included in these proceeds is the rollover of the balance outstanding under a promissory note in the amount of $100,000 received during the quarter ended September 30, 2003, unsecured advances by Calim totaling $485,000 received prior to December 4, 2003, and subsequent advances by Calim of $225,000 received prior to December 31, 2003.  The note is unsecured, bears interest at 12% per annum, and is due March 4, 2004.

Calim Financing Agreement – In August 2003, the Company entered into a financing agreement with Calim Private Equity, LLC, or Calim, with respect to energy purchase agreements generated by the Company.  The purpose of the agreement is to fund, through a Calim funding source (Calim-BPEP I), power generation systems at users’ sites required by energy purchase agreements, including production of the Company’s Lean-One® Cogeneration Systems, site development and construction, installation and operating and maintenance costs.

Under the terms of the financing agreement, Calim-BPEP I will be responsible for site development and construction, purchase and installation of the Company’s systems and operating and maintenance costs at the users’ sites. The Company will receive a management fee for operation and maintenance of the systems and for billing and collection of revenues. The financing agreement further provides for revenue sharing between Calim-BPEP I and the Company after payout of 100% of Calim-BPEP I’s investment in each site.

The financing agreement gives Calim the right to transfer its interest in Calim-BPEP I to the Company in exchange for common stock at a per share exchange price of $3.00 for a period of ten years from the date of the financing agreement; provided, however, that at any time after the fifth year the Company can demand that Calim transfer its interests or forego its right to exchange those interests for common stock.

Note Payable – On March 31, 2003, the Company entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada.  Under the terms of this agreement, among other things, the Company converted past due rent into a note payable to the landlord in the principal amount of $43,300.  The note bears interest at a rate of 10% per annum with the principal and unpaid accrued interest due October 1, 2003.  The Company has made no principal payments in connection with the note and it is now in default.  During the quarter ended December 31, 2003, the landlord agreed in principle to extend the due date under the note to April 1, 2004.  The parties are currently in process of modifying the related documents accordingly.

(C)

Contingent Liability

The Company had been named as a defendant in U.S. Power Corporation v. Chapeau, Inc. d/b/a Blue Point Energy, Inc. filed in the United States District Court for the Southern District of New York in June 2003.  This matter involved an alleged breach of contract by the Company in the approximate amount of $295,780, which amount represents a deposit paid to the Company by U.S. Power Corporation towards its purchase of the Company’s products and is recorded as a current liability in customer deposits at December 31, 2003.  U.S. Power Corporation also claimed other damages in an undetermined amount.  The court granted the Company’s motion that the case be dismissed on the grounds of improper venue and the Company is not aware of further actions in this matter.

(D)

Subsequent Events

Subsequent to December 31, 2003, the Company received $175,000 in proceeds pursuant to a promissory note dated December 4, 2003 executed in favor of Calim, increasing the aggregate amount of principal borrowings thereunder to $985,000 to date (see Note C).

Also subsequent to December 31, 2003, the Company executed two promissory notes in favor of Calim, each to borrow up to a maximum of $100,000.  To date, the Company had borrowed the full amount of principal available under the promissory notes.  The notes are unsecured, bear interest at 12% per annum, and are due in April and May 2004.

Also subsequent to December 31, 2003, the Company issued 1,000,000 shares of its common stock as incentive shares in connection with the Plan of Reorganization and  Agreement among the Company, Specialized and Chapeau  Nevada, Inc. dated as of  April 11, 2001 (“Plan of Reorganization”).  While the Company and Specialized agreed in principal in October 2002 to reduce the aggregate number of incentive shares of the Company’s common stock, the noted issuance was made in accordance with the original Plan of Reorganization, pending formal amendment thereto.  The issued common shares will be recorded as additional purchase price and recorded at the current market value of the common stock on the dates they became issuable. The additional  purchase price will be allocated to in-process research and development and charged to expense when recorded.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis and Risk Factors set forth in Chapeau’s Form 10-KSB for the fiscal year ended June 30, 2003.  As used herein, “we,” “our,” “us” and the like refer to Chapeau, Inc.

This report and other information made publicly available by Chapeau from time to time may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other information relating to Chapeau and its business that are based on the beliefs of our management and assumptions made concerning information then currently available to management.  Such statements reflect the views of our management at the time they are made and may not be accurate descriptions of the future.  The discussion of future events, including the business prospects of Chapeau, is subject to the material risks listed below and based on assumptions made by management.  These risks include the viability of our marketing strategy for the sale of our cogeneration products, our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current cost structure and planned future operations, as well as to pay prior liabilities incurred. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of Chapeau may vary materially from those described in the forward looking statements.  We do not intend to update these forward looking statements, except as may occur in the regular course of our periodic reporting obligations.

Risk factors

The material risks that we believe are faced by Chapeau as of the date of this report are set forth below.  This discussion of risks is not intended to be exhaustive.  The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Chapeau.

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern.  While we have secured our initial orders from customers and recently made our initial commercial product delivery during the quarter ended December 31, 2003 (revenue for which will be recognized upon completion of required installation and stat-up procedures), through December 31, 2003 we had not recognized any operating revenues and expect to operate at a loss at least for the immediate term.  We expect our expenses to continue to grow as we attempt to sell a significant number of systems.  Although we have recently received some funding, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us.  If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Form 10-KSB for the year ended June 30, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses, expect future loses and may never achieve or sustain profitability.  During this past fiscal quarter, Chapeau sustained a loss of approximately $629,000 and, as of December 31, 2003 had an accumulated deficit of approximately $7.6 million.  Although we recently made our initial commercial product delivery during the quarter ended December 31, 2003, without significant product sales in the future we expect losses to continue.  Without significant product sales and/or additional funding, we will not be able to continue business operations.

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

We depend on a few key employees and the loss of any of those employees may harm our business.  We are dependent upon the skill and ability of our management, which currently consists of only five persons.  We currently lack depth of management and there is no assurance that we can hire additional qualified personnel, even if our order flow increases and requires additional personnel to conduct our business.

Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.  Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights.  Despite efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary.  Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our technologies.  Effective intellectual property protection may be unavailable or limited in some foreign countries. Further, our intellectual property rights may be challenged and invalidated or circumvented.  Litigation could harm our business and result in substantial settlement or related costs, divert our management and technical resources,  and/or require us to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringed technology.

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

The market price of our common stock has been volatile and may continue to experience volatility.  The market price of our common stock has been, and in the future could be, significantly affected by actual or anticipated fluctuations in our operating results, announcements of technical innovations, new products or new contracts, competitors or their customers, developments with respect to patents or proprietary rights and general market conditions.

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

Overview

Chapeau was formed in 1985 and completed a public offering of its common stock in March of 1986.  The Company was originally engaged in the operation of sport clothing stores but was not successful and these operations were discontinued in May 1989.  The Company had no business operations from May 1989 until February 3, 2000 when it was reorganized and began development stage activities, principally raising capital and seeking investment or merger opportunities.

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

Operations

Chapeau has been in the development stage since February 3, 2000 and has not recognized revenue from the sales of its power generation systems.  During the quarter ended December 31, 2003, the Company shipped its initial commercial power generation system to the user’s site.  Revenue from this initial shipment will be recognized upon completion of required installation and start-up procedures currently targeted for the Company’s fiscal third quarter ending March 31, 2004.

Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees.  Chapeau has incurred selling, general and administrative expenses in the amount of $3,745,524, and research and development costs of $1,086,016 for the period from February 3, 2000 (date of inception of the development stage) to December 31, 2003, principally since February 2001.  Selling, general and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services.  Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

At December 31, 2003, Chapeau had current assets of $1,515,032 and current liabilities of $3,587,558, resulting in a working capital deficit of $2,072,526. Current assets principally consist of inventories.  Inventories principally represent the cost of engines and related components for the initial systems being assembled. Current liabilities are principally composed of accounts payable, accrued wages and related payroll tax liabilities, customer deposits, and notes payable.

Plans for Research and Development

During the quarter ended December 31, 2003 we delivered our initial commercial combined heat and power (CHP) cogeneration system.  This system utilizes an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and, most recently, has received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use”, #46XT; Standard 2200.  The UL listing applies to the United States and Canada.

Our cogeneration system, referred to as “Lean-One® CHP Module” for its lean burn configuration and characteristics, employs a proprietary emission process utilizing our super-cooled exhaust gas recirculation, or SC-EGR™, system.  Initial independent emissions testing have yielded very favorable results. We developed our SC-EGR™ system and emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life.  To that end, independent testing of the Lean-One® CHP Module was performed by Best Environmental, a California Air Resources Board certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002 and again in the first quarter of fiscal 2003.  Best Environmental reconfirmed in the latter test that the Lean-One® CHP Module exceeded the requirements of the South Coast Air Quality Management District, one of the most restrictive air containment zones in the United States.

Proprietary protection for our products, processes and know-how is important to our business.  We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position.  We have and, when advisable, we intend to continue to file patent, trademark and related applications to protect our technology, inventions and improvements.

Contingent upon our ability to generate sufficient cash flow from operations and/or obtain additional financing, if necessary, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One® CHP Module in additional power configurations over the next twelve months.  In that connection, we will continue to work toward securing exclusive supply arrangements with certain vendors, including our engine supplier and a developer of certain digital control systems incorporated in the Lean-One® CHP Module.

Liquidity and Sources of Financing

We are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States.  As discussed in further detail herein, we have secured our initial orders from customers for the purchase of our Lean-One® CHP Modules and recently made our initial commercial product delivery.  While collection of pending accounts receivable in connection with these sales will enable us to meet certain of our cash needs, additional capital will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

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

We received our initial orders from customers for the purchase of our Lean-One® Systems, together with corresponding deposits, during fiscal 2003 and the fiscal 2004 first quarter ended September 30, 2003 and we are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States.  In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern

California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module.  The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation. During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals.  Also in August 2003, we entered into a financing agreement with Calim Private Equity, LLC, or Calim, for funding energy purchase agreements generated by us (Calim Financing Agreement).  A number of potential customers have indicated that their ability to procure our product is predicated on their obtaining third party financing.  The Calim Financing Agreement allows us to provide potential customers the ability to utilize our Lean-One® CHP Module through energy purchase agreements as opposed to purchasing the system, thereby alleviating the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs (see Note C of Notes to Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-QSB).

Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from the Joint Strategic Agreement, Strategic Alliance Agreement, Teaming Agreement and Calim Financing Agreement, if and when realized.  However, while we believe that the Joint Strategic Agreement, Strategic Alliance Agreement, Teaming Agreement and Calim Financing Agreement will help endorse our other selling efforts, we have not yet booked any sales as a result of these agreements and there can be no assurance that we will realize additional sales, if any, as a consequence of any such agreement.

During fiscal 2004, we hired two executive management personnel, one to serve as the Company’s Chief Technology Officer and one to serve as President of our business unit formed in connection with the Calim financing agreement (see Note C of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-QSB).  The Chief Technology Officer and President were hired in August 2003 and October 2003, respectively.  In addition, subsequent to December 31, 2003, we hired three senior sales professionals to promote the Company’s Lean-One® CHP Module product line to the energy industry’s significant west coast distributed generation market.  If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we would anticipate adding a significant number of staff and management personnel during that period.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended December 31, 2003, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involved an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to us to purchase equipment and is recorded as a current liability in customer deposits at December 31, 2003.  U.S. Power Corporation also claimed other damages in an undetermined amount.  The court granted Chapeau’s motion that the case be dismissed on the grounds of improper venue and the Company is not aware of further actions in this matter.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Chapeau has made no interest payments or paid the loan placement fee due under the Calim loan agreement entered into in August 2002, as amended in December 2002.  Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the related note in accordance with its terms, pending other noteholders converting their respective notes which did take place.  During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds. The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.  The initial interest payment in the approximate amount of $50,000 was due in August 2003.  Chapeau has made no interest payments due under the convertible bonds.  Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $187,000 are included in current liabilities at December 31, 2003.

As discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-QSB, a 10% per annum interest-bearing note payable in the principal amount of $43,300, together with unpaid accrued interest, was due on October 1, 2003.  The Company has made no principal payments under the note and while the noteholder has agreed in principal to extend the due date under the note payable to April 1, 2004, the Company and noteholder are currently in the process of modifying the related documents accordingly.  Unpaid principal and accrued interest under the note in the aggregate amount of approximately $43,661 is included in current liabilities at December 31, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Effective December 19, 2003, Mr. H. Robert Freiheit resigned as a member of the Company’s Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	Promissory note dated December 4, 2003 between Chapeau, Inc. and Calim Venture Partners II, LLC	This filing

2	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

3	(31)	Section 1350 Certification	This filing

Reports on Form 8-K

During the quarter ended December 31, 2003, Chapeau did not file any reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated:  February 23, 2004

By /s/ Guy A. Archbold

     Guy A. Archbold, President and Chief Executive Officer

     (Principal Executive Officer)