Form 10QSB
period 2004-03-31
CHAPEAU INC
filed 2004-05-24
CIK 783211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2004

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

Yes

X

No

As of May 21, 2004, the Issuer had 24,172,040 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes

No

X

CHAPEAU, INC.

FORM 10-QSB

Table of Contents

Page

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

 1

Item 2.

Management’s Discussion and Analysis or Plan of Operation

 9

Item 3.

Controls and Procedures

14

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 2.

Changes in Securities

15

Item 3.

Defaults upon Senior Securities

15

Item 4.

Submission of Matters to a Vote of Security Holders

16

Item 5.

Other Information

16

Item 6.

Exhibits and Reports on Form 8-K

16

SIGNATURES

17

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Chapeau, Inc. or Chapeau has included its unaudited condensed consolidated balance sheets as of March 31, 2004 and June 30, 2003 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2004 and 2003, and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2004, and unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003, and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2004, together with unaudited condensed notes thereto.  In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2003, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	June 30,
	2004	2003
ASSETS

Current Assets
Cash and cash equivalents	$ 37,950	$ 8,735
Inventories and related deposits	1,289,197	1,399,094
Other current assets	15,368	48,449
Total Current Assets	1,342,515	1,456,278

Property and Equipment, net of accumulated
depreciation of $51,845 and $28,820	108,054	49,719

Other Assets	75,977	59,616

Total Assets	$ 1,526,546	$ 1,565,613

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 978,523	$ 909,396
Accrued liabilities	1,022,236	700,761
Customer deposits	931,280	722,780
Promissory notes	1,428,300	43,300
Current maturities of capitalized lease obligations	7,858	-
Total Current Liabilities	4,368,197	2,376,237

Long- Term Liabilities
Convertible bonds	821,000	821,000
Capitalized lease obligations, less current maturities	25,729	-

Total Liabilities	5,214,926	3,197,237

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized;
22,922,040 shares and 21,922,040 shares issued and outstanding
at March 31, 2004 and June 30, 2003, respectively	22,922	21,922
Additional paid-in capital	5,316,810	4,885,810
Deferred compensation	(49,834)	(47,530)
Deficit accumulated prior to date of inception of the
development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the
development stage	(8,718,905)	(6,232,453)
Total Shareholders' Deficit	(3,688,380)	(1,631,624)

Total Liabilities and Shareholders' Deficit	$ 1,526,546	$ 1,565,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
					For the period from
					February 3, 2000
	For the Three Months		For the Nine Months		(date of inception
	Ended		Ended		of the development
	March 31,		March 31,		stage) through
	2004	2003	2004	2003	March 31, 2004

Sales	$ 194,500	$ -	$ 194,500	$ -	$ 194,500
Cost of sales	109,823	-	109,823	-	109,823

Gross margin	84,677	-	84,677	-	84,677

Selling, general and administrative
expense	626,242	398,043	1,470,961	982,259	4,371,766
Research and development expense	138,806	76,491	329,892	204,039	1,224,822
Stock issued for compensation	-	-	-	350,000	355,000
Casualty loss	200,000	-	200,000	-	200,000
Amortization of deferred compensation
from issuance of stock options	6,759	5,093	29,697	27,468	62,257
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and development
acquired	400,000	-	400,000	-	776,624

Loss from operations	(1,287,130)	(479,627)	(2,345,873)	(1,563,766)	(7,281,653)

Interest income	-	-	-	-	73,126
Interest expense	(64,811)	(36,523)	(140,579)	(101,570)	(338,581)
Interest expense from amortization of
discount on convertible promissory
notes and debt issue costs	-	(220,886)	-	(623,679)	(1,171,797)

Net Loss	$ (1,351,941)	$ (737,036)	$ (2,486,452)	$ (2,289,015)	$ (8,718,905)

Basic and Diluted Loss Per Common Share	$ (0.06)	$ (0.04)	$ (0.11)	$ (0.15)

Basic and Diluted Weighted-Average
Common Shares Outstanding	22,834,128	18,242,269	22,223,858	15,369,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			For the period from
			February 3, 2000
	For the Nine Months		(date of inception
	Ended		of the development
	March 31,		stage) through
	2004	2003	March 31, 2004
Cash Flows From Operating Activities
Net loss	$ (2,486,452)	$ (2,289,015)	$ (8,718,905)
Adjustments to reconcile net loss to net
cash used in operating activities
Write-off of in-process research and
development acquired	400,000	-	776,624
Casualty loss	200,000	-	200,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	381,000	386,000
Amortization of discount on convertible
promissory notes	-	623,679	1,171,797
Amortization of deferred compensation from issuance
of stock options	29,696	27,468	62,256
Depreciation and amortization	23,026	11,895	203,161
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Inventories and related deposits	(15,103)	(866,650)	(1,414,197)
Other current assets	33,081	(24,914)	(12,200)
Other assets	(16,361)	(40,983)	(75,977)
Accounts payable	69,127	276,811	1,046,543
Accrued liabilities	246,475	246,939	1,021,009
Customer deposits	208,500	494,280	931,280
Net Cash Used In Operating Activities	(1,308,011)	(1,159,490)	(4,028,666)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,
net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(39,163)	(18,800)	(113,277)
Net Cash Used In Investing Activities	(39,163)	(18,800)	(471,053)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,
net of offering costs	-	635,000	1,712,285
Proceeds from issuance of promissory notes and
related beneficial conversion feature	1,385,000	685,071	2,623,501
Proceeds from issuance of warrants and common
stock related to convertible promissory notes	-	114,929	391,499
Payment of capitalized lease obligations	(8,611)	-	(8,611)
Loan issue costs	-	(181,005)	(181,005)
Net Cash Provided By Investing Activities	1,376,389	1,253,995	4,537,669
Net Increase In Cash And Cash Equivalents	29,215	75,705	37,950
Cash And Cash Equivalents At Beginning Of Period	8,735	445	-
Cash And Cash Equivalents At End Of Period	$ 37,950	$ 76,150	$ 37,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY PRODUCTS, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(A)  Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations — Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company had no business operations from May 1989 until February 3, 2000 when the Company was reorganized and began development stage activities, principally raising capital and seeking investment or merger opportunities. Managerial control of the Company was transferred to a new board of directors in February 2001.  In April 2001, the Company acquired Specialized Energy Products, Inc., or Specialized, making Specialized a wholly owned subsidiary of the Company.  Specialized develops customized engines and control panels for use by developers and manufacturers of packaged cogeneration and power generation systems supplied to the electrical power market and, subsequent to the acquisition of Specialized, the Company has focused its resources on the development of a prototype power generation system.

From February 3, 2000 through December 31, 2003, the Company did not recognize revenue from the sales of its power generation systems.  During the quarter ended December 31, 2003, the Company shipped its initial commercial power generation system. Revenue from this initial shipment was deferred to and recognized in the quarter ended March 31, 2004 upon completion of required installation and start-up procedures.  The Company continues to be a development stage company due to lack of significant sales.  Since the inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2003 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2003, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of March 31, 2004, its consolidated results of operations for the three months ended March 31, 2004 and 2003, and its consolidated results of operations and cash flows for the nine months ended March 31, 2004 and 2003, and for the period from February 3, 2000 (date of inception of the development stage), through March 31, 2004.

The results of operations for the three months and nine months ended March 31, 2004, may not be indicative of the results that may be expected for the year ending June 30, 2004.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is considered to be in the development stage.   The Company incurred losses of $1,351,941 and $737,036 during the three-month periods ended March 31, 2004 and 2003, respectively, and incurred losses of $2,486,452 and $2,289,015 and used $1,308,011 and $1,159,490 of cash in its operating activities during the nine-month periods ended March 31, 2004 and 2003, respectively.  Through March 31, 2004, the Company has accumulated a deficit during the development stage of $8,718,905 and at March 31, 2004, the Company has a shareholders’ deficit of $3,688,380 and a working capital deficit of $3,025,682. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which may include the need to obtain additional financing, and ultimately to attain profitable operations. While the Company has received some customer deposits against future deliveries, the Company does not have sufficient cash flow to finance its operations on an on-going basis. To date, the Company has principally met its short-term cash needs through promissory notes, equity financing, and customer deposits. However, there can be no assurance that such sources of financing, if any, will continue to be available or, if available, that they will be on terms favorable to the Company or in amounts sufficient to meet the Company's cash flow requirements.

Stock-Based Compensation – At March 31, 2004, the Company had outstanding stock options issued to management, employees, consultants and members of the board of directors.  During the quarter ended March 31, 2004, the Company entered into employment agreements with three employees that provide for combined annual compensation of $300,000 and the issuance of options to purchase 400,000 shares of common stock, exercisable at $0.42 per share.  These options vest over a period of three years.

The Company accounts for options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Stock-based compensation expense of $6,760 and $5,093 is reflected in net loss for the three months ended March 31, 2004 and 2003, respectively, and of $29,697 and $377,378 reflected in net loss for the nine months ended March 31, 2004 and 2003, respectively.  The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss:
As reported	$ (1,351,941)	$ (737,036)	$ (2,486,452)	$ (2,289,015)
Add: Total stock-based compensation expense
included in reported net loss	6,760	5,093	29,697	377,378
Less: Total stock-based compensation expense
determined under fair value based method	(88,062)	(63,826)	(247,331)	(760,373)
Pro forma net loss	$ (1,433,243)	$ (795,769)	$ (2,704,086)	$ (2,672,010)
Basic and diluted loss per share:
As reported	$ (0.06)	$ (0.04)	$ (0.11)	$ (0.15)
Pro forma	$ (0.06)	$ (0.04)	$ (0.12)	$ (0.17)

(A)

Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 23,463,882 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at March 31, 2004.  None of the 21,247,214 shares of common stock issuable upon conversion of debt, exercise of options of warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at March 31, 2003.

(B)

Financing

Promissory Notes – On December 4, 2003, the Company executed a promissory note in favor of Calim Venture Partners II, LLC, or Calim VP, to borrow up to a maximum principal amount of $1,000,000.  At December 31, 2003, the Company had borrowed $810,000 under this promissory note.  During the quarter ended March 31, 2004, the Company borrowed an additional $575,000 from Calim VP under this and other promissory notes, bringing the aggregate amount borrowed by the Company from Calim VP to $1,385,000.  These notes are unsecured, bear interest at 12% per annum, and are due on dates ranging from March 4, 2004 to June 29, 2004.  No principal or interest payments were made under the notes and certain of the notes were in default at March 31, 2004.  Subsequent to March 31, 2004, the Company borrowed an additional $50,000 from Calim VP under one of these notes.  In April 2004, the Company entered into a Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP, under which the Company may issue up to $2,000,000 of five-year 12% Series A Convertible Bonds.  Under that agreement, the Company converted $1,435,000 in debt, representing all principal under the outstanding promissory notes issued to Calim VP, into bonds pursuant to the Bond Purchase Agreement.  See Note F – Subsequent Events.

Calim Financing Agreement – In August 2003, the Company entered into a financing agreement with Calim Private Equity, LLC, or Calim PE, with respect to energy purchase agreements generated by the Company.  The purpose of the agreement is to fund, through a Calim related entity, Calim-BPEP I, power generation systems at users’ sites required by energy purchase agreements, including production of the Company’s Lean-One® Cogeneration Systems, site development and construction, installation and operating and maintenance costs.

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

The financing agreement gives Calim the right to transfer its interest in Calim-BPEP I to the Company in exchange for common stock at a per share exchange price of $3.00 for a period of ten years from the date of the financing agreement; provided, however, that at any time after the fifth year the Company can demand that Calim PE transfer its interests or forego its right to exchange those interests for common stock.

Note Payable – On March 31, 2003, the Company entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada.  Under the terms of this agreement, among other things, the Company converted past due rent into a note payable to the landlord in the principal amount of $43,300.  The note bears interest at a rate of 10% per annum with the principal and unpaid accrued interest due October 1, 2003.  The Company has made no principal payments in connection with the note and it is now in default.  During the quarter ended March 31, 2004, the landlord agreed in principle to extend the due date under the note to October 1, 2004.  The parties are currently negotiating modifications to the related documents accordingly.

Common Stock – In January 2004, the Company issued 1,000,000 shares of its common stock as incentive shares in connection with the Plan of Reorganization and Agreement dated as of April 11, 2001 among the Company, Specialized and Chapeau Nevada, Inc. (the “Plan of Reorganization”).  These shares were issued to former shareholders of Specialized, one of which is currently an officer of the Company and another of which is an employee of the Company.  The issued common shares were recorded as additional purchase price at fair market value of $400,000 on the date the shares were issued. The additional purchase price was allocated to in-process research and development and was charged to expense when the stock was issued.

(C)

Casualty Loss

In February 2004, one of the Company’s cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  While the Company was not a party to the related repair activities, the Company supplied a replacement system and returned the damaged system to the Company’s manufacturing facilities for diagnostic evaluation.  The Company recorded $200,000 as an operating expense casualty loss in connection with this event, most of which represents the estimated full repair and/or replacement cost of the damaged system and, to a lesser extent, the actual amount of other ancillary expenses incurred as a direct consequence of the damages, including travel time and expenses as well as related freight charges.  The Company is seeking recovery of the full amount of the recorded loss from the parties to the incident, including their respective insurance carriers.  Proceeds received by the Company in connection with these efforts, if any, will be similarly recorded as reductions to operating expense.

(D)

Contingent Liability

The Company had been named as a defendant in U.S. Power Corporation v. Chapeau, Inc. d/b/a Blue Point Energy, Inc. filed in the United States District Court for the Southern District of New York in June 2003.  This matter involved an alleged breach of contract by the Company in the approximate amount of $295,780, which amount represents a deposit paid to the Company by U.S. Power Corporation towards its purchase of the Company’s products and is recorded as a current liability in customer deposits at March 31, 2004.  U.S. Power Corporation also claimed other damages in an undetermined amount.  The court granted the Company’s motion that the case be dismissed on the grounds of improper venue and the Company is not aware of further actions in this matter.

(E)

Subsequent Events

Convertible Bonds – In April 2004, the Company entered into a Bond Purchase Agreement with Calim BP.  Under the terms of this agreement, the Company is authorized to issue up to $2,000,000 of five-year 12% Series A Convertible Bonds.  The Company converted $1,435,000 in debt representing all principal under outstanding promissory notes payable by the Company to Calim VP into five-year bonds pursuant to the Bond Purchase Agreement.  In addition, at the initial bond closing, the Company submitted a funds request certificate in the aggregate amount of $141,000, which amount will be paid on behalf of the Company in satisfaction of approximately $61,000 in unpaid interest accrued under the promissory notes and $80,000 in an origination fee payable to Calim BP in connection with entering into the Bond Purchase Agreement.  Upon notification of payment, the Company will issue a bond to Calim BP in the amount of $141,000.  The terms of the convertible bonds include 1) the bonds are due May 1, 2009; 2) interest on the bonds accrues at 12% per annum, payable on a semiannual basis; 3) the bonds may be prepaid by the Company at any time subsequent to May 1, 2006; 4) the bonds are convertible into units, each unit comprised of one share of common stock and one warrant, with the initial conversion price of $0.40 per unit; 5) the conversion price of bonds will be subject to periodic adjustment upon the occurrence of certain events, including, but not limited to, the sale of common stock at less than the conversion price and the issuance of convertible securities with a lower conversion price; and 6) customary registration rights.  The warrants to be received in the event of conversion are exercisable at $1.00 per share and have a term of two years after the date of conversion.

The proceeds from the bonds will be allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds during the period when the bond proceeds are received.  The amount allocated to the beneficial conversion option will be amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds are received through May 1, 2009, the due date of the bonds.

Common Stock – In April 2004, the Company issued 1,250,000 shares of common stock at $0.40 per share in a private placement to the trust of an individual who is presently a shareholder and bondholder of the Company.  The net proceeds to the Company were $475,000, net of a transaction fee of $25,000 payable to Calim PE.  In connection with the private placement, the Company also issued to the investor warrants to acquire 1,250,000 shares of common stock, which warrants have an exercise price of $0.55 and expire in April 2009.  When these warrants are exercised, the Company will pay a $35,000 placement fee to Calim PE.

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

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern.  While we have secured initial orders from customers, commenced commercial product delivery during the quarter ended December 31, 2003, and recognized initial revenues during the quarter ended March 31, 2004, through March 31, 2004 we have not reported net income and we expect to operate at a loss at least for the immediate term.  We expect our expenses to continue to grow as we attempt to sell a significant number of systems.  Although we have recently received some funding, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us.  If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Form 10-KSB for the year ended June 30, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses, expect future losses and may never achieve or sustain profitability.  During this past fiscal quarter, Chapeau sustained a loss of approximately $1,352,000 and, as of March 31, 2004 had an accumulated deficit of approximately $9 million.  Although we recognized revenues from our initial commercial product delivery during the quarter ended March 31, 2004, without significant product sales in the future we expect losses to continue.  Without significant product sales and/or additional funding, we will not be able to continue business operations.

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

Our product has undergone limited testing in the field and failure of the product to satisfactorily perform in real world applications would harm our business.  While our principal product has been thoroughly tested in the laboratory, our product does not have a substantial history of operations in the field. Failure of our product in field performance would adversely affect our ability to sell the product and our financial results.

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

There is a limited public market for Chapeau’s shares.  Although our common stock is traded on the OTC Bulletin Board, trading has been sporadic and without significant volume.  There can be no assurance that an active public market for our common stock will ever develop or be sustained.

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

Operations

From February 3, 2000 through December 31, 2003, the Company did not recognize revenue from the sales of its power generation systems.  During the quarter ended December 31, 2003, the Company shipped its initial commercial power generation system. Revenue from this initial shipment in the amount of $194,500 was deferred to and recognized in the quarter ended March 31, 2004 upon completion of required installation and start-up procedures.  The Company continues to be a development stage company due to lack of significant sales.

Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees.  Chapeau has incurred selling, general and administrative expenses in the amount of $4,371,766, and research and development costs of $1,224,822 for the period from February 3, 2000 (date of inception of the development stage) to March 31, 2004, principally since February 2001.  Selling, general and administrative expenses principally consist of compensation to management and the board of directors, legal fees, and consulting services.  Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

At March 31, 2004, Chapeau had current assets of $1,342,515 and current liabilities of $4,368,197, resulting in a working capital deficit of $3,025,682. Current assets principally consist of inventories.  Inventories principally represent the cost of engines and related components for systems being assembled. Current liabilities are principally composed of accounts payable, accrued wages and related payroll tax liabilities, customer deposits, and notes payable.

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

Liquidity and Sources of Financing

We are currently negotiating sales of our CHP cogeneration and power generation systems with several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States.  As discussed in further detail herein, we have secured our initial orders from customers for the purchase of our Lean-One® CHP Modules and recently made our initial commercial product delivery.  While collection of pending accounts receivable in connection with these sales will enable us to meet certain of our cash needs, additional capital will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In April 2004, we executed a Bond Purchase Agreement with Calim Bridge Partners I, LLC providing for the issuance of up to $2,000,000 in 12% five-year Series A Convertible Bonds, under which facility we currently have available for future issuance approximately $424,000 in additional bonds.  Also, in April 2004, we completed a private placement of common stock, generating $475,000 in net proceeds.  See Note F of Notes to Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-QSB.

Concurrent with the foregoing, we will continue to seek alternative sources of capital to meet our cash requirements, including other debt financing, issuing equity securities and entering into other financing arrangements.  There can be no assurance, however, that any of these potential financing arrangements will be available and, if available, can be obtained on terms favorable to us or in amounts sufficient to meet our cash flow requirements.  If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our near-term cash requirements to continue business operations as an ongoing concern.

Plan of Operations

We plan to focus sales and marketing efforts of our CHP systems nationally, with particular emphasis initially in California and New York, with plans to subsequently expand distribution worldwide.  We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives.  In that connection as discussed in further detail below, during the fiscal year ended 2003 and subsequently, we entered into business arrangements with several such companies.  In addition, we are currently in discussions with several other companies in connection with sales and marketing of our initial product.  While we are optimistic that the business arrangements discussed below and these other discussions will result in positive outcomes for us, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to us or will result in significant sales, if any, of our products.

We received our initial orders from customers for the purchase of our Lean-One® Systems, together with corresponding deposits, during fiscal 2003 and the fiscal 2004 first quarter ended September 30, 2003 and we are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States.  In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module.  The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation. During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals.  Also in August 2003, we entered into a Financing Agreement with Calim Private Equity, LLC, or Calim PE, for funding energy purchase agreements generated by us.  A number of potential customers have indicated that their ability to procure our product is predicated on their obtaining third party financing.  The Financing Agreement with Calim PE will allow us to provide potential customers with the ability to utilize our Lean-One® CHP Module through energy purchase agreements as opposed to purchasing the system, thereby alleviating the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs (see Note C of Notes to Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-QSB).

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

During fiscal 2004, we hired two executive management personnel, one to serve as the Company’s Chief Technology Officer and one to serve as President of our business unit formed in connection with the Calim PE Financing Agreement (see Note C of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-QSB).  The Chief Technology Officer and President were hired in August 2003 and October 2003, respectively.  In addition, during the quarter ended March 31, 2004, we hired three senior sales professionals to promote the Company’s Lean-One® CHP Module product line to the energy industry’s significant west coast distributed generation market.  If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we would anticipate adding a significant number of staff and management personnel during that period.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2004, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involved an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to us to purchase equipment and is recorded as a current liability in customer deposits at March 31, 2004.  U.S. Power Corporation also claimed other damages in an undetermined amount.  The court granted Chapeau’s motion that the case be dismissed on the grounds of improper venue and the Company is not aware of further actions in this matter.

ITEM 2.  CHANGES IN SECURITIES

In January 2004, the Company issued 1,000,000 shares of its common stock as incentive shares in connection with the Plan of Reorganization and Agreement dated as of April 11, 2001 among the Company, Specialized and Chapeau Nevada, Inc. pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Chapeau has made no interest payments or paid the loan placement fee due under the Calim loan agreement entered into in August 2002, as amended in December 2002.  Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the related note in accordance with its terms, pending other noteholders converting their respective notes which did take place.  During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds. The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.  The initial interest payment in the approximate amount of $50,000 was due in August 2003.  Chapeau has made no interest payments due under the convertible bonds.  Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $213,000 are included in current liabilities at March 31, 2004.

As discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-QSB, a 10% per annum interest-bearing note payable in the principal amount of $43,300, together with unpaid accrued interest, was due on October 1, 2003.  The Company has made no principal payments under the note and while the noteholder has agreed in principal to extend the due date under the note payable to October 1, 2004, the Company and noteholder are currently in the process of modifying the related documents accordingly.  Unpaid principal and accrued interest under the note in the aggregate amount of approximately $43,661 is included in current liabilities at March 31, 2004.

As discussed in further detail in Note C and Note F of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-QSB, as of March 31, 2004, the Company had borrowed an aggregate of $1,385,000 in principal under various promissory notes in favor of Calim Venture Partners II, LLC (Calim VP).  These notes are unsecured, bear interest at 12% per annum, and are due on dates ranging from March 4, 2004 to June 29, 2004.  No principal or interest payments were made under the notes and certain of the notes were in default at March 31, 2004.  Subsequent to March 31, 2004, the Company borrowed an additional $50,000 from Calim VP under one of these notes.  In April 2004, the Company entered into a Bond Purchase Agreement with Calim Bridge Partners I, LLC under which the Company may issue up to $2,000,000 of five-year 12% Series A Convertible Bonds.  Under that agreement, the Company converted $1,435,000, representing all principal under the promissory notes, into five-year bonds pursuant to the Bond Purchase Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	Bond Purchase Agreement dated April 16, 2004 between Chapeau, Inc. and Calim Bridge Partners I, LLC	This filing

2	(10)	Stock Purchase Agreement dated April 12, 2004 between Chapeau, Inc. and Michael Feinberg 1986 Insurance Trust	This filing

3	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

4	(32)	Section 1350 Certification	This filing

Reports on Form 8-K

he Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated:  May 21, 2004

By /s/ Guy A. Archbold

Guy A. Archbold, President and Chief Executive Officer

     (Principal Executive Officer)