Form 10KSB
period 2004-06-30
CHAPEAU INC
filed 2004-10-13
CIK 783211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

June 30, 2004

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number  033-01289-D

Chapeau, Inc.

(Name of small business issuer in its charter)

Utah

87-0431831

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

10 Greg Street, Sparks, Nevada

89431

(Address of principal executive offices)

(Zip Code)

Issuer's telephone number        (916) 941-6319

Securities registered under section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

None

None

Securities registered under section 12(g) of the Act:

None

(Title of class)

Check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer's revenues for its most recent fiscal year were $170,500.

The aggregate market value of the voting common stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the Issuer as of October 8, 2004 was approximately $4,271,710.

As of October 8, 2004, the Issuer had 24,172,040 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    No  X

TABLE OF CONTENTS

Item Number and Caption

Page

PART I

1.

Description of Business

1

2.

Description of Property

3

3.

Legal Proceedings

3

4.

Submission of Matters to a Vote of Security Holders

4

PART II

5.

Market for Common Equity and Related Stockholder Matters

5

6.

Management's Discussion and Analysis or Plan of Operation

6

7.

Financial Statements

12

8.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

12

8A.

Controls and Procedures

12

PART III

9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With

Section 16(a) of the Exchange Act

13

10.

Executive Compensation

16

11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

20

12.

Certain Relationships and Related Transactions

22

13.

Exhibits and Reports on Form 8-K

24

14.

Principal Accountant Fees and Services

27

SIGNATURES

28

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORICAL OVERVIEW

Chapeau, Inc. or Chapeau, was organized as a corporation under the laws of the State of Utah on September 19, 1985. Chapeau’s prior operations were discontinued in May 1989. Chapeau was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations.  Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is considered to be in the development stage. Since inception of the development stage, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system.

On April 11, 2001, Chapeau acquired Specialized Energy Products, Inc.  pursuant to a Plan of Reorganization and Agreement among Chapeau,  Specialized, and Chapeau Nevada, Inc. approved as of April 11, 2001.  Specialized is a company that has developed packaged co-generation and power generation systems.  Specialized was acquired in exchange for the cancellation of advances made by Chapeau to Specialized plus related accrued interest, and the initial issuance of 3,500,000 shares of common stock to shareholders of Specialized.  In connection with the acquisition of Specialized, Chapeau agreed to issue an additional three million shares of common stock upon the achievement of certain benchmarks in the development of Specialized’s business as follows:

•

1,000,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

•

1,000,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

•

1,000,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

In October 2002, Chapeau and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of Chapeau’s common stock.  However, the parties have not yet signed a written amendment of the Plan of Reorganization and Agreement to reflect this change.

In January 2004, Chapeau issued 1,000,000 shares of its common stock pursuant to the arrangement described above..  This issuance was made in accordance with the original Plan of Reorganization, pending formal amendment thereto.  These shares were issued to former shareholders of Specialized, one of which is currently an officer of Chapeau and another of which is an employee of Chapeau.

BUSINESS OF ISSUER

Our wholly-owned subsidiary, Specialized, has developed customized engines and control panels used by developers and manufacturers of packaged cogeneration and power generation systems supplied to the electrical power market.

Cogeneration is a type of distributed power generation in which excess or waste heat from the initial power generation is used for another purpose, such as providing industrial process heat, generating additional power by spinning a second turbine, or providing building heat to supplement or replace HVAC systems.  This latter application is known as “combined heat and power,” or CHP.  Cogeneration products therefore empower industrial and commercial users to provide their own energy supply to meet their demand requirements independent from an arguably increasingly inadequate public supply and infrastructure.  Because cogeneration and related products offer the potential for cost effective reliable energy and independence from the public utility grid, we expect the market for our products to grow rapidly.

Anticipating this growing need, we intend to capitalize on Specialized’s core competencies by focusing our resources on the development of a packaged onsite cogeneration solution, targeting commercial and industrial application requirements under 1.4 megawatts, including, among others, hospitals, office buildings, manufacturing sites and local, state and federal government facilities.  We plan to combine engineering expertise, technological advances, and key strategic partnerships and alliances to meet the demand for commercial and industrial cogeneration products.  Our first-generation product is based on a well-established natural gas fired, reciprocating engine combined with state-of-the-art, proprietary emission control technologies.  Independent emissions testing have yielded very favorable results and we made our initial commercial delivery during the fiscal year ended June 30, 2004.

At present, Deutz, A.G. provides the gas-fired engine that is the core of our product.  We have evaluated, however, and intend to continue evaluating engines from alternative suppliers that would be suitable for use in our products in the future.

As noted above, our primary initial target market will be principally commercial and industrial power users, as well as gas and electric utilities, with application requirements under 1.4 megawatts.  In support of our marketing and selling efforts, during the year ended June 30, 2004 we hired executive management and senior sales level personnel.  In addition to these hires, we are continuing to evaluate alternative methods of distributing our products, including, among others, third party distributors.  In addition, we are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives.  In that connection, during the year ended 2003 and subsequently, we have entered into business arrangements with several such companies.  In addition, we are currently in discussion with several other companies in connection with sales and marketing of our initial product.

The market for small scale CHP cogeneration equipment is competitive and many of our competitors have more business experience and financial resources than we do.  The public utility grid notwithstanding, competing technologies used to support cogeneration applications under 1 megawatt include the following:

•

Reciprocating diesel and gas engines;

•

Gas turbines;

•

Microturbines; and

•

Fuel cells.

Proprietary protection for our products processes and know-how is important to our business.  We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position.  We have filed patent, trademark and related applications to protect our technology, inventions and improvements.  Certain of such applications have been allowed and several are currently pending. When advisable, we intend to continue to file such applications to protect our technology, inventions and other intellectual properties.

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

For a more detailed discussion of our research and development efforts, including resulting products, and our sales and marketing activities, see Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Operations”, “Plans for Research and Development”, and “Plan of Operations.”

EMPLOYEES

As of June 30, 2004, we had fourteen full-time employees—four in administration, four in sales and marketing, three in research and development, and three in manufacturing and production.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease our principal commercial property in Sparks, Nevada, which is currently used for office space, research and development activities, and the assembly of our products.  The building on this property consists of approximately 50,287 square feet.  The term of the lease is for five years through May 31, 2006, with options to extend the lease for two additional five-year periods.  Current monthly rent on this facility is $15,086.  Under the terms of the lease, the landlord is obligated to maintain insurance on the real property.  We believe that this facility is adequate for our needs currently and into the near future, and that additional space will be available to us on commercially reasonable terms as needed.

We also lease approximately 1,163 square feet of administrative office space in El Dorado Hills, California.  The term of the lease if for five years through October 2008.  The monthly rent for this office space is $2,908 for the initial year of the lease term.  Thereafter, the monthly rent will be increased based on increases in the Consumer Price Index.

ITEM 3.  LEGAL PROCEEDINGS

In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involved an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to us to purchase equipment and is recorded as a current liability in customer deposits at June 30, 2004.  U.S. Power Corporation also claimed other damages in an undetermined amount.  In November 2003 the court denied Chapeau’s motion that the case be dismissed on the grounds of improper venue and transferred the case to U.S. District Court for the District of Connecticut, where the case is currently pending. The Company continues to assess its alternatives with respect to this action and no accrual has been made for any additional amounts for which Chapeau may become liable under this claim as the anticipated outcome is not currently determinable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2004, we did not hold a shareholders' meeting and did not submit any matter to a vote of the security holders of Chapeau.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

Chapeau currently has approximately 121 shareholders of record of its common stock.  We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future.  We intend to retain earnings, if any, to support the growth of our business.  Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

Chapeau is publicly traded on the Over-the-Counter Bulletin Board under the symbol "CPEU."  On October 8, 2004, the closing quotation for our common stock was $0.30.  The following table sets forth, for the periods indicated, the high and low closing quotations of our common stock, as reported on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Stock Price Ranges
Quarter ended:	High	Low
June 30, 2004	$ 0.60	$ 0.27
March 31, 2004	$ 0.69	$ 0.40
December 31, 2003	$ 0.47	$ 0.37
September 30, 2003	$ 0.42	$ 0.21
June 30, 2003	$ 0.28	$ 0.16
March 31, 2003	$ 0.49	$ 0.20
December 31, 2002	$ 0.39	$ 0.11
September 30, 2002	$ 0.15	$ 0.07

In January 2004, Chapeau issued 1,000,000 shares of common stock to certain shareholders of Specialized pursuant to the Plan of Reorganization and Agreement among Chapeau, Specialized and Chapeau Nevada approved as of April 11, 2001.  From April 2004 through June 2004, Chapeau issued $1,676,000 in 12% Series A convertible bonds (convertible into units consisting of one share of common stock and one warrant to purchase common stock) in a private placement to Calim Bridge Partners I, LLC.  In April 2004, Chapeau issued 1,250,000 shares of common stock at $0.40 per share in a private placement to the trust of an individual who is presently a shareholder and a bondholder of Chapeau.  In connection with this offering, Chapeau also issued warrants to acquire 1,250,000 shares of common stock at an exercise price of $0.55 per share.  During the fiscal year ended June 30, 2004, Chapeau granted options for an aggregate of 1,550,000 shares of common stock to certain employees with exercise prices ranging from $0.25 to $0.75 per share and expiration dates of ten years.  All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured initial orders from customers, commenced commercial product delivery and recognized initial revenue during the year ended June 30, 2004, we have not reported net income and we expect to operate at a loss at least for the immediate term.  We expect our expenses to continue to grow as we attempt to sell a significant number of systems.  Although we have recently received some funding, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us.  If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in this Annual Report on Form 10-KSB for the year ended June 30, 2004 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future.  During this past fiscal year, Chapeau sustained a loss of approximately $3.5 million and, as of June 30, 2004 had an accumulated deficit of approximately $9.9 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock.  As a result of various transactions previously entered by us, as of June 30, 2004, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 33 million shares of common stock.  This represents significant additional potential dilution for our existing shareholders.  The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

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

Operations

We have been in the development stage since February 3, 2000.  From February 3, 2000 through December 31, 2003, Chapeau did not have any revenue from the sales of its power generation systems.  During the current fiscal year, Chapeau shipped its initial commercial power generation system and recognized revenue from this initial shipment in the amount of $170,500.  Chapeau continues to be a development stage company due to the lack of significant sales.

For the period from February 3, 2000 through June 30, 2004, we have incurred selling, general and administrative expenses of $5,002,841 and research and development costs of $1,609,843.  We have incurred selling, general and administrative expenses in the amounts of $2,102,036 and $1,387,627 for the years ended June 30, 2004 and 2003, respectively.  Included in the amount for the year ended June 30, 2004 is a charge in the amount of $50,000 to reduce the carrying value of property and equipment to estimated realizable value.  We have also incurred research and development costs of $714,913 and $248,779 for the years ended June 30, 2004 and 2003, respectively.  During the year ended June 30, 2004, one of our cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  While Chapeau was not a party to the related repair activities, Chapeau supplied a replacement system and returned the damaged system to Chapeau’s manufacturing facilities for diagnostic evaluation.  Chapeau recorded $125,000 as additional research and development expense in connection with this casualty loss, substantially representing the estimated full repair and/or replacement cost of the damaged system.  Additionally, during the year ended June 30, 2004, Chapeau issued 1,000,000 shares of its common stock as incentive shares in connection with the Plan of Reorganization and Agreement dated as of April 11, 2001.  The issued common shares were recorded as additional purchase price at fair market value of $400,000 on the date the shares were issued and were allocated to in-process research and development and were charged to expense when the stock was issued.

As more fully described in Note 3 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB, we have relied significantly upon the issuance of promissory notes and convertible bonds to finance our development-stage operations.  In most cases, these notes and bonds were accompanied by some form of equity interest, including common stock, warrants, options, and beneficial conversion features.  Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds.  This discount, along with note and bond issuance costs, have been and are being amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.”  These charges totaled $23,198 and $623,679 for the years ended June 30, 2004 and 2003, respectively.  Additionally, interest expense of $215,914 and $128,559 was incurred on promissory notes and convertible bonds for the years ended June 30, 2004 and 2003, respectively.

At June 30, 2004, we have current assets of $1,261,799 and current liabilities of $3,123,948 resulting in a working capital deficit of $1,862,149.  Current assets principally include inventories of engines and related components for the first several systems being assembled.  Current liabilities principally include trade accounts payable, accrued wages and related payroll tax liabilities, and customer deposits.

Plans for Research and Development

We delivered our initial commercial combined heat and power (CHP) cogeneration system during the year ended June 30, 2004.  This system utilizes an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and, most recently, has received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use”, #46XT; Standard 2200.  The UL listing applies to the United States and Canada.

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

Liquidity and Sources of Financing

We are currently negotiating for sales of our CHP cogeneration and power generation systems with several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States. As discussed in further detail herein, we have secured our initial orders from customers for the purchase of our Lean-One® CHP Modules and made our initial commercial product delivery during the fiscal year ended June 30, 2004.  While collection of pending accounts receivable in connection with these sales will enable us to meet certain of our cash needs, additional capital will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In that connection and as further discussed in Note 11of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB, in August, 2004 we executed in favor of Calim BP a promissory note that allows for principal borrowings in the maximum amount of $500,000.  The note bears interest at a rate of 12% per annum with principal and accrued interest due November 27, 2004.  Chapeau has received $396,000 in proceeds under the note.

In addition, as further discussed in Note 3 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB under the caption “2002 Convertible Debt and Equity Financing,” the Company is currently in default with respect to certain interest and other obligations currently owing to Calim PE.  While Calim PE has not delivered a notice of default in that connection, there can be no assurance that it will not issue a notice of default in the future.  If Calim PE delivers a notice of default, then the Company would need to secure alternative sources of capital to satisfy its obligations.

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

Plan of Operations

We plan to focus sales and marketing efforts of our CHP systems nationally, with particular emphasis initially in California, New York, and New Jersey, with plans to subsequently expand distribution worldwide.  We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives.  In that connection as discussed in further detail below, we have entered into business arrangements with several such companies.  In addition, we are currently in discussions with several other companies in connection with sales and marketing of our initial product.  While we are optimistic that the business arrangements discussed below and these other discussions will result in positive outcomes for us, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to us or will result in significant sales, if any, of our products.

We received our initial orders from customers for the purchase of our Lean-One® Systems, together with corresponding deposits, during fiscal 2003 and the fiscal 2004 first quarter ended September 30, 2003 and we are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States.  In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module.  The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation. During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals.  Also in August 2003, we entered into a Financing Agreement with Calim Private Equity, LLC, or Calim PE, for funding energy purchase agreements generated by us.  A number of potential customers have indicated that their ability to procure our product is predicated on their obtaining third party financing.  The Financing Agreement with Calim PE will allow us to provide potential customers with the ability to utilize our Lean-One® CHP Module through energy purchase agreements as opposed to purchasing the system, thereby alleviating the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs (see Note 7 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB).

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

During fiscal 2004, we hired two executive management personnel, one to serve as Chapeau’s Chief Technology Officer and one to serve as President of our business unit formed in connection with the Calim PE Financing Agreement (see Note 7 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB).  The Chief Technology Officer and President were hired in August 2003 and October 2003, respectively.  In addition, during the quarter ended March 31, 2004, we hired three senior sales professionals to promote Chapeau’s Lean-One® CHP Module product line to the energy industry’s significant West Coast distributed generation market.  If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we would anticipate adding a significant number of staff and management personnel during that period.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are set forth immediately following the signature page.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2004.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of Chapeau, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Thomas J. Manz	54	Chair, Board of Directors	February 14, 2001
Guy A. Archbold	52	Chief Executive Officer Chief Financial Officer Secretary Member, Board of Directors	February 14, 2001
Gerald H. Dorn	65	President Chief Operating Officer Member, Board of Directors	April 11, 2001
Robert W. Medearis	72	Member, Board of Directors	May 15, 2002
Robert K. Adams, Sr.	66	Member, Board of Directors	April 11, 2001

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

Guy A. Archbold, the Chief Executive Officer, Chief Financial Officer, Secretary, and a director, joined Chapeau in February 2001, bringing over 25 years of senior management experience in administration, institutional money management, marketing and sales management and budgetary planning for both emerging and established specialized business units within the financial services industry.  Mr. Archbold began his career with the investment banking firm of Blyth Eastman Dillon & Co., which was subsequently acquired by Paine Webber.  At Paine Webber, Mr. Archbold earned the distinction of becoming the youngest Senior Vice President and Divisional Director in the firm while managing its Boardroom Office in New York.  Mr. Archbold has also served as a Senior Vice President in charge of west coast institutional sales and banking for Donaldson, Lufkin & Jenrette, and in similar positions as Managing Director for west coast operations of other regional investment banks.   Previous to joining Chapeau, Mr. Archbold collaborated with the former Dean of the Kellogg School of Management to develop programs in institutional quantitative analysis investment programs for endowment funds, state and local governmental retirement funds, municipalities, individuals, and brokerage firms.  Mr. Archbold has a Bachelor of Arts degree from California State University and has completed advanced management courses at the Northwestern University Kellogg School of Management and the University of Pennsylvania Wharton School of Business.

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

Robert K Adams, Sr., a Director, has a background of experience in a diverse variety of business ventures relating mainly to banking and real estate development.  His experience includes service as the Chairman and Director of banking institutions within California and Arizona, twenty years as a General Partner and Trustee for one of the top five Anheuser Busch distributors in the nation and twenty-five years as a real estate developer.  His real estate development experience includes apartment buildings, condominiums, industrial and office parks, and golf course developments.  Mr. Adams holds a Bachelor of Arts degree in Business Administration from Arizona State University.

Compliance with Section 16(a) of the Exchange Act

The directors, officers and persons who own more than 10% of a class of an equity securities of Chapeau are not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Audit Committee

The audit committee was established on October 11, 2002.  The audit committee is composed of three members and operates under a written charter adopted by the board of directors.  The responsibilities of the audit committee are contained in the audit committee charter.  The audit committee during fiscal year 2004 consisted of Messrs. Medearis, Manz and Archbold, with Mr. Medearis serving as Chairman. The board has determined to appoint one director to the audit committee who is not “independent” as defined by Chapeau policy and the applicable listing standards.  All other audit committee members are independent.  Mr. Archbold serves as the Chief Executive Officer and Chief Financial Officer of Chapeau and, therefore, is not independent.  The board has determined to appoint Mr. Archbold as an audit committee member because of his specific business experience relative to Chapeau’s business.  The board has further determined that Mr. Archbold’s position with Chapeau will not interfere with his providing impartial advice to the audit committee and that Mr. Archbold’s service on the audit committee is in the best interests of Chapeau and its shareholders.  The board has also determined that there is no audit committee financial expert serving on the audit committee.  Although the current members of the audit committee do not meet all of the criteria of a financial expert under SEC rules, the board of directors believes that the current members of the audit committee possess sufficient financial knowledge and experience relative to the financial complexity of Chapeau’s financial statements to adequately carry out their duties under the audit committee charter.

Code of Ethics

Chapeau has drafted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and its Board of Directors intends to adopt a code of ethics at its next scheduled meeting.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer and all other executive officers of Chapeau.  No other executive officer or employee earned compensation in excess of $100,000 for the periods indicated.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Awards		Payouts	All Other Compen-sation ($)
					Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)

Guy A. Archbold(1) Chief Executive Officer Chief Financial Officer	6/30/04 6/30/03 6/30/02	$175,000 $175,000 $175,000	$0 $350,000(2) $0	$0 $0 $0	$0 $0 $0	0 1,000,000 0	$0 $0 $0	$0 $0 $0
Gerald H. Dorn(3) President, BluePoint Energy, Inc.	6/30/04 6/30/03 6/30/02	$150,000 $150,000 $150,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 200,000 0	$0 $0 $0	$323,080(4) $0 $0
Thomas R. Black(5) President, BluePoint Energy Development	6/30/04	$105,907	$48,000(6)	$0	$0	750,000	$0	$0
Ranson Roser(7) Chief Technology Officer	6/30/04	$104,195	$0	$0	$0	400,000	$0	$0

_________________________

(1)

Mr. Archbold became the Chief Executive Officer in February, 2001.  On March 1, 2001, the Board of Directors approved an employment agreement for Mr. Archbold.  The compensation amounts reported above represent the amounts earned under the employment agreement.  The actual amounts paid were $174,809, $130,221, and $64,615 for the years ended June 30, 2004, 2003, and 2002, respectively.  The difference between the amounts earned and amounts paid have been accrued as a liability in the Consolidated Financial Statements.

(2)

Mr. Archbold was awarded 2,000,000 shares of common stock in October 2002.  This stock grant was recorded as “stock issued for compensation” in the amount of $350,000, the estimated fair value of the common stock on the date of the award.

(3)

Mr. Dorn became an executive officer of Chapeau in April, 2001.  On April 11, 2001, the Board of Directors approved an employment agreement for Mr. Dorn.  The compensation amounts reported above represent the amounts earned under the employment agreement.  The actual amounts paid were $138,462, $89,615, and

$52,500 for the years ended June 30, 2004, 2003, and 2002, respectively.  The difference between the amounts earned and amounts paid have been accrued as a liability in the Consolidated Financial Statements.

(4)

In January 2004, Chapeau issued 807,700 shares of its common stock as incentive shares in connection with the Plan of Reorganization and Agreement dated as of April 11, 2001.  The market value of the common stock on the date of issuance was $0.40 per share.

(5)

Mr. Black became President of BluePoint Energy Development, a business unit of Chapeau, Inc. on October 20, 2003.

(6)

Under the terms of Mr. Black’s employment contract, he is entitled to receive $48,000 in guaranteed bonuses in 2004, which represents the amount of lost compensation for terminating his prior employment before
December 31, 2003.  These guaranteed bonuses have been accrued as a liability in the Consolidated Financial Statements.

(7)

Mr. Roser became Chief Technology Officer on August 7, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market Price of Stock on the Date of Grant ($/Sh)	Expiration Date

Thomas R. Black	750,000	48.4%	(1)	$0.41	October 20, 2013
Ranson Roser	400,000	25.8%	(2)	$0.26	August 7, 2013

     ______________________

(1)

Of the options granted to Mr. Black, 200,000 are exercisable at $0.25 per share, 200,000 are exercisable at $0.50 per share, and 350,000 are exercisable at $0.75 per share.

(2)

Of the options granted to Mr. Rosen, 200,000 are exercisable at $0.25 per share and 200,000 are exercisable at $0.75 per share.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexpired Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable(1)

Guy A. Archbold	$0	$0	1,030,137 / 69,863	$111,616 / $8,384
Gerald H. Dorn	$0	$0	286,027 / 13,973	$22,323 / $1,677
Thomas R. Black	$0	$0	231,575 / 518,425	$12,479 / $11,521
Ranson Roser	$0	$0	172,352 / 227,648	$13,493 / $10,507

(1)

Calculated on the basis of the closing price of $0.37 per share on June 30, 2004 minus the exercise price.

Employment Contracts

Chief Executive Officer

Mr. Archbold became the chief executive and financial officer in February 2001. On March 1, 2001, the Board of Directors approved an employment agreement for Mr. Archbold.  The agreement provides for a term of three years at an annual base salary of $175,000 per year.  In the event of termination of Mr. Archbold’s employment subsequent to the first year of the agreement, other than for cause or voluntary termination, he will be paid a severance payment equal to one-half his annual base salary.  As additional compensation, the agreement provided for the issuance to Mr. Archbold of stock options to purchase 800,000 shares of common stock at exercise prices ranging from $0.50 per share to $2.50 per share.  All of the options granted under the employment contract expired unexercised on
March 1, 2004.

President, BluePoint Energy, Inc.

Mr. Dorn became the president of Specialized in April 2001.  On April 11, 2001, the Board of Directors approved an employment agreement with Mr. Dorn.  The agreement provides for a term of three years at an annual base salary of $150,000 per year.  In the event of termination of Mr. Dorn’s employment subsequent to the first year of the agreement, other than for cause or voluntary termination, he will be paid a severance payment equal to one-half his annual base salary.

President, BluePoint Energy Development

Mr. Black became the President of BluePoint Energy Development (a business unit of Chapeau, Inc.) on October 20, 2003.  Under the terms of his employment contract, Mr. Black is entitled to minimum annual compensation of $150,000.  The term of the employment contract is three years.  As additional compensation, the agreement provides for the grant to Mr. Black of stock options to purchase 750,000 shares of common stock, of which 200,000 are exercisable at $0.25 per share, 200,000 are exercisable at $0.50 per share, and 350,000 are exercisable at $0.75 per share.  Options to acquire 75,000 vested immediately and the remaining options vest over three years.  All options expire in October 2013.  In the event of termination of Mr. Black’s employment prior to the end of the term of the agreement, other than for cause or voluntary termination, he will be paid severance compensation equal to the amount of remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

Chief Technology Officer

Mr. Roser became the chief technology officer on August 7, 2003.  Under the terms of his employment contract, Mr. Roser is entitled to minimum annual compensation of $115,000.  The term of the employment contract is three years.   As additional compensation, the agreement provides for the grant to Mr. Roser of stock options to purchase 400,000 shares of common stock, of which 200,000 are exercisable at $0.25 per share and 200,000 are exercisable at $0.75 per share.  Options to acquire 75,000 vested immediately and the remaining options vest over three years.  All options expire in August 2013.  In the event of termination of Mr. Roser’s employment prior to the end of the term of the agreement, other than for cause or voluntary termination, he will be paid severance compensation equal to the amount of remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

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

On May 23, 2001, an option to purchase 300,000 shares of common stock was granted to Thomas J. Manz, the chairman of the Board of Directors.  The options vested monthly over a two-year period and were exercisable at prices ranging from $0.75 per share to $1.50 per share.  The options expired in May 2004.

Furthermore, on October 12, 2002, Mr. Manz was granted an additional option to purchase 300,000 shares of common stock of Chapeau, exercisable at $0.25 per share, 50% vested immediately, and 50% vesting ratably over two years, all expiring five years from the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 24,172,040 shares of common stock outstanding as of
October 8, 2004, and information as to the ownership of our common stock by each of our directors and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Held	Percent of Ownership	Rights to Acquire Common Stock	Percent of Ownership if Rights Exercised
Principal Shareholders
Guy A. Archbold 9525 Windrose Lane Granite Bay, California 95746	2,000,000	8.3%	1,100,000	12.3%
Gerald H. Dorn 508 Island Dr. Reno, Nevada 89509	2,934,750	12.1%	300,000	13.2%
Thomas J. Manz 4210 East Lane Sacramento, California 95864	653,750	2.7%	600,000	5.1%
MFPI, LLC P.O. Box 2720 Aspen, Colorado 81612	2,333,334	9.7%	9,071,873	34.3%
Calim Venture Partners II, LLC P.O. Box 2720 Aspen, Colorado 81612	0	0.0%	7,842,009	24.5%
Michael Feinberg 1986 Insurance Trust P.O. Box 2720 Aspen, Colorado 81612	1,250,000	5.2%	1,250,000	9.8%
Calim Bridge Partners I, LLC P.O. Box 2720 Aspen, Colorado 81612	0	0.0%	10,000,000	29.3%

Directors and Officers
Guy A. Archbold	---------------------------------See Above------------------------------
Gerald H. Dorn	---------------------------------See Above------------------------------
Thomas J. Manz	---------------------------------See Above------------------------------

Robert W. Medearis 195-A Bryant Street Palo Alto, California 94301	384,222	1.6%	400,000	3.2%
Robert K. Adams P. O. Box 1083 Ketchum, Idaho 83340	376,950	1.6%	300,000	2.8%
Thomas R. Black 22908 Country Club Drive South Lyon, Michigan 48178	0	0.0%	330,205	1.3%
Ranson Roser 1759 Terrace Heights Lane Reno, Nevada 89523	0	0.0%	219,840	0.9%
All Officers and Directors as a Group (7)	6,349,672	26.3%	3,250,045	35.0%

(1)

To the best of our knowledge, and except as discussed below, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.

(2)

The percentages shown are based on 24,172,040 shares of Chapeau common stock outstanding as of October 8, 2004.

(3)

Rights to acquire common stock represent the amount of options and warrants exercisable by the indicated person as of a date sixty days after October 8, 2004 and includes stock and warrants issuable upon conversion of the convertible bonds.

(4)

The percentage shown assumes the exercise of all rights (exercisable within a date sixty days after October 8, 2004) held solely by that individual and a corresponding increase in the issued and outstanding common stock.

(5, 6, 7)

The Manager of Calim Venture Partners II, LLC is also the Manager of MFPI, LLC and Calim Bridge Partners I, LLC, and is a member of each entity.

The following table provides information as of June 30, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Chapeau are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holders	5,050,000	$0.54	(1)

Total:	5,050,000

_________________________

(1)

Although Chapeau has not approved formal equity compensation plans, the board of directors has granted options to officers, directors, employees, and to a consultant.  Each of the directors, including a director who resigned from the board during fiscal 2004, has been granted options to acquire 400,000 shares of common stock.  Additionally, the board has approved options to the Chief Executive Officer and to the Chairman of the Board to acquire 1,600,000 and 600,000 shares of common stock, respectively.  Five employees have been granted options to acquire an aggregate of 1,550,000 shares of common stock and a consultant has been granted an option to acquire 400,000 shares of common stock.  Of the options granted to officers of directors, options to acquire 1,500,000 shares of common stock have expired unexercised prior to June 30, 2004.  See Item 10. EXECUTIVE COMPENSATION, “Employment Contracts” and “Compensation of Directors” for further details of the options granted.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the placement of $800,000 of convertible promissory notes and related warrants, the placement of $2,000,000 of convertible bonds, and the sale of 3,983,334 shares of common stock and related warrants, Calim earned placement fees of $105,000 and $155,000 during the years ended June 30, 2004 and 2003, respectively.

In June 2002, Chapeau entered into a financial advisory agreement with Calim.  Under the terms of the agreement, Calim agrees to provide financial advisory services customary for a start-up company in need of a broad array of financial advice.  As compensation for its services, Calim is to be paid a monthly retainer of $10,000.  To the extent that the monthly services exceed 25 hours, Calim is entitled to additional compensation of $250 per hour.  Under this agreement, Calim earned advisory fees of $120,000 in each of the years ended June 30, 2004 and 2003, respectively.  In addition, Calim is entitled to compensation in connection with each transaction, as defined in the agreement, consummated during the term of the agreement, as follows:

(i)

5.0% of gross proceeds received by Chapeau up to $10 million;

(ii)

3.5% of gross proceeds from $10 million to $25 million;

(iii)

2.5% of gross proceeds from $25 million to $100 million; and

(iv)

2.0% of gross proceeds in excess of $100 million.

The initial term of the agreement was through June 30, 2003, but the agreement automatically renews for successive one-year periods unless terminated in writing by either party.

As of June 30, 2004, Chapeau has an account payable to Calim of approximately $369,000 for unpaid placement, advisory, and legal fees.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

The financial statements, including the index to the financial statements, are included immediately following the signature page to this report.

EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(3)	Articles of Incorporation	Incorporated by reference(1)

2	(3)	Bylaws	Incorporated by reference(1)

3	(4)	Specimen Stock Certificate	Incorporated by reference(1)

4	(10)	Employment Agreements of Mr. Archbold, Mr. Dorn, and Mr. Sorter	Incorporated by reference(3)

5	(10)	Option Agreements	Incorporated by reference(3)

6	(10)	Specialized Agreement	Incorporated by reference(3)

7	(10)	Bridge Loans/Warrants	Incorporated by reference(3)

8	(10)	Secured Convertible Promissory Note (Example)	Incorporated by reference(4)

9	(10)	Warrant Certificate for the Purchase of Common Stock (Example)	Incorporated by reference(4)

10	(10)	Security Agreement (Example)	Incorporated by reference(4)

11	(10)	Subscription Agreement (Example)	Incorporated by reference(4)

12	(10)	Amendment and Forbearance Agreement Dated January 8, 2002 (Example)	Incorporated by reference(4)

13	(10)	Loan Agreement with Calim Private Equity, LLC	Incorporated by reference(5)

14	(10)	Second Amendment and Forbearance Agreement Dated August 14, 2002 (Example)	Incorporated by reference(5)

15	(10)	Financial Advisory Agreement with Calim Private Equity, LLC	Incorporated by reference(5)

16	(10)	Joint Strategic Agreement between Chapeau, Inc. and Southern California Gas Company	Incorporated by reference(6)

17	(10)	Amendment to Loan Agreement with Calim Private Equity, LLC	Incorporated by reference(7)

18	(10)	Stock Purchase Agreement with MFPI, LLC and Related Warrant	Incorporated by reference(8)

19	(10)	Strategic Alliance Agreement with URS Corporation(9)	Incorporated by reference(10)

20	(10)	Employment Agreement – Ranson R. Roser	Incorporated by reference(11)

21	(10)	Employment Agreement – Thomas R. Black	Incorporated by reference(11)

22	(10)	Promissory note dated December 4, 2003 between Chapeau, Inc. and Calim Venture Partners II, LLC	Incorporated by reference(12)

23	(10)	Bond Purchase Agreement dated April 16, 2004 between Chapeau, Inc. and Calim Bridge Partners I, LLC	Incorporated by reference(13)

24	(10)	Stock Purchase Agreement dated April 12, 2004 between Chapeau, Inc. and Michael Feinberg 1986 Insurance Trust	Incorporated by reference(13)

25	(10)	Promissory note dated August 27, 2004 between Chapeau, Inc. and Calim Bridge Partners I, LLC	This filing

26	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

27	(32)	Section 1350 Certification	This filing

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

(5)

Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2002.

(6)

Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

(7)

Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2002.

(8)

Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2003.

(9)

Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(10)

Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2002.

(11)

Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

(12)

Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2003.

(13)

Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2004.

REPORTS ON FORM 8-K

During the last quarter of the fiscal year ended June 30, 2004, we did not file any reports on

 Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2004 and 2003 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all income tax return preparation services during those years.  Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell.  The percentage of hours expended on the audit by persons other than full time, permanent employees of Hansen, Barnett & Maxwell was zero.

Audit Fees

Aggregate fees billed to us for the years ended June 30, 2004 and 2003 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $27,647 and $21,615, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us for the years ended June 30, 2004 and 2003 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $1,362 and $2,162, respectively.

All Other Fees

Aggregate fees billed the years ended June 30, 2004 and 2003 for products or other services by Hansen, Barnett & Maxwell that are not reported in the previous three paragraphs were $514 and $416, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CHAPEAU, INC.

Dated:  October 13, 2004

By   /s/ Guy A. Archbold

Guy A. Archbold, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  October 13, 2004

By   /s/ Thomas J. Manz

     Thomas J. Manz, Director

Dated:  October 13, 2004

By   /s/ Guy A. Archbold

     Guy A. Archbold, Director

Dated:  October 13, 2004

By   /s/ Gerald H. Dorn

     Gerald H. Dorn, Director

Dated:  October 13, 2004

By   /s/ Robert W. Medearis

     Robert W. Medearis, Director

Dated:  October ____, 2004

By _____________________

     Robert K. Adams, Director

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants

F-2

Consolidated Balance Sheets - June 30, 2004 and 2003

F-3

Consolidated Statements of Operations for the Years Ended June 30, 2004 and 2003 and

   for the Period from February 3, 2000 (Date of Inception of the Development Stage)

   through June 30, 2004

F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from February 3, 2000

   (Date of Inception of the Development Stage) through June 30, 2002 and for the Years Ended

   June 30, 2003 and 2004

F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004 and 2003 and

   for the Period from February 3, 2000 (Date of Inception of the Development Stage)

   through June 30, 2004

F-6

Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders

Chapeau, Inc.

We have audited the accompanying consolidated balance sheets of Chapeau, Inc. and subsidiary (a development stage company) as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2004 and 2003 and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. and subsidiary as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003, and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and during the years ended June 30, 2004 and 2003, incurred losses from operations and had negative cash flows from operating activities. As of June 30, 2004, the Company had a working capital deficiency of $1,862,149 and a stockholders’ deficit of $3,662,726. The Company has accumulated a deficit of $9,689,293 from the date of inception of the development stage through June 30, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

October 1, 2004

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2004	2003
ASSETS

Current Assets
Cash	$ 6,352	$ 8,735
Inventories and related deposits	1,224,246	1,399,094
Other current assets	31,201	48,449
Total Current Assets	1,261,799	1,456,278

Property and Equipment, net of accumulated depreciation	51,953	49,719

Other Assets	173,064	59,616

Total Assets	$ 1,486,816	$ 1,565,613

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 1,111,690	$ 909,396
Accrued liabilities	1,029,472	700,761
Customer deposits	931,280	722,780
Promissory note	43,300	43,300
Current maturities of capitalized lease obligations	8,206	-
Total Current Liabilities	3,123,948	2,376,237

Long- Term Liabilities
Convertible bonds, less unamortized discount	2,002,720	821,000
Capitalized lease obligations, less current maturities	22,874	-

Total Liabilities	5,149,542	3,197,237

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized;
24,172,040 shares and 21,922,040 shares issued and
outstanding at June 30, 2004 and 2003, respectively	24,172	21,922
Additional paid-in capital	6,304,842	4,885,810
Deferred compensation	(43,074)	(47,530)
Deficit accumulated prior to date of inception of the
development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the
development stage	(9,689,293)	(6,232,453)
Total Stockholders' Deficit	(3,662,726)	(1,631,624)

Total Liabilities and Stockholders' Deficit	$ 1,486,816	$ 1,565,613
The accompanying notes are an integral part of these financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			For the period from
			February 3, 2000
	For the Years		(date of inception
	Ended		of the development
	June 30,		stage) through
	2004	2003	June 30, 2004

Sales	$ 170,500	$ -	$ 170,500
Cost of sales	134,823	-	134,823

Gross margin	35,677	-	35,677

Selling, general and administrative expense	2,102,036	1,387,627	5,002,841
Research and development expense	714,913	248,779	1,609,843
Stock issued for compensation	-	350,000	355,000
Amortization of deferred compensation
from issuance of stock options	36,456	32,560	69,016
Write off of intangible assets	-	-	318,531
Write off of note receivable	-	-	57,330
In-process research and development acquired	400,000	-	776,624

Loss from operations	(3,217,728)	(2,018,966)	(8,153,508)

Interest income	-	-	73,126
Interest expense	(215,914)	(128,559)	(413,916)
Interest expense from amortization of discount on
convertible debt and debt issues costs	(23,198)	(623,679)	(1,194,995)

Net Loss	$ (3,456,840)	$ (2,771,204)	$ (9,689,293)

Basic and Diluted Loss Per Common Share	$ (0.15)	$ (0.16)

Basic and Diluted Weighted-Average
Common Shares Outstanding	22,617,532	16,981,155

The accompanying notes are an integral part of these financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
					Deficit	Deficit
					Accumulated	Accumulated	Total
			Additional		Prior to the	During the	Stockholders'
	Common Stock		Paid-In	Deferred	Development	Development	Equity
	Shares	Amount	Capital	Compensation	Stage	Stage	(Deficit)

Balance - February 3, 2000
(Date of Inception of the
Development Stage)	12,320,049	$ 12,320	$ 230,451	$ -	$ (259,373)	$ -	$ (16,602)
Conversion of related-party note
payable and accrued interest into
additional paid-in capital	-	-	16,602	-	-	-	16,602
Cancellation of stock	(7,820,049)	(7,820)	7,820	-	-	-	-
Issuance of stock for cash, from
February 28 to March 13, 2000,
$0.25 per share, less offering costs	4,000,000	4,000	983,285	-	-	-	987,285
Shares issued in acquisition of
Specialized Energy Products, Inc.,
April 11, 2001, $0.15 per share	3,500,000	3,500	521,500	-	-	-	525,000
Issuance of beneficial conversion
features, stock, and warrants
related to promissory notes, June
2001 through May 2002	315,900	316	572,750	-	-	-	573,066
Issuance of stock for payment of
interest, January 2002, $0.20 to
$0.28 per share	111,650	112	23,318	-	-	-	23,430
Issuance of stock for payment of
compensation, April 2002,
$0.25 per share	20,000	20	4,980	-	-	-	5,000
Net loss	-	-	-	-	-	(3,461,249)	(3,461,249)

Balance - June 30, 2002	12,447,550	12,448	2,360,706	-	(259,373)	(3,461,249)	(1,347,468)

Issuance of stock to note holders in
connection with amendment and
forbearance agreements, August 2002	830,000	830	57,270	-	-	-	58,100
Issuance of stock for compensation,
October 2002, $0.175 per share	2,000,000	2,000	348,000	-	-	-	350,000
Issuance of options for deferred
compensation, October 2002	-	-	80,090	(80,090)	-	-	-
Issuance of options related to
promissory notes, August through
December 2002	-	-	359,626	-	-	-	359,626
Issuance of stock for cash, December
2002, $0.25 per share, less offering
costs	400,000	400	94,600	-	-	-	95,000
Conversion of promissory notes and
accrued interest	3,561,156	3,561	886,729	-	-	-	890,290
Issuance of stock for payment of rent,
February 2003, $0.175 per share	100,000	100	30,900	-	-	-	31,000
Issuance of stock for payment of

account payable, February 2003,
average of $0.162 per share	250,000	250	40,222	-	-	-	40,472
Issuance of stock and warrants for
cash, March through May 2003,
$0.30 per share, less offering costs	2,333,334	2,333	627,667	-	-	-	630,000
Amortization of deferred compensation	-	-	-	32,560	-	-	32,560
Net loss	-	-	-	-	-	(2,771,204)	(2,771,204)

Balance - June 30, 2003	21,922,040	21,922	4,885,810	(47,530)	(259,373)	(6,232,453)	(1,631,624)

Issuance of options for deferred
compensation, October 2003	-	-	32,000	(32,000)	-	-	-
Issuance of incentive shares of stock
pursuant to Specialized Plan of
Reorganization and Agreement,
January 2004	1,000,000	1,000	399,000	-	-	-	400,000
Issuance of stock for cash, April to
May 2004, $0.40 per share, less
offering costs	1,250,000	1,250	473,750	-	-	-	475,000
Issuance of beneficial conversion
features and warrants related to
convertible bonds, April to June 2004	-	-	514,282	-	-	-	514,282
Amortization of deferred compensation	-	-	-	36,456	-	-	36,456
Net loss	-	-	-	-	-	(3,456,840)	(3,456,840)

Balance - June 30, 2004	24,172,040	$ 24,172	$ 6,304,842	$ (43,074)	$ (259,373)	$ (9,689,293)	$ (3,662,726)

The accompanying notes are an integral part of these financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			For the period from
			February 3, 2000
	For the Years		(date of inception
	Ended		of the development
	June 30,		stage) through
	2004	2003	June 30, 2004
Cash Flows From Operating Activities
Net loss	$ (3,456,840)	$ (2,771,204)	$ (9,689,293)
Adjustments to reconcile net loss to net cash used in
operating activities
Write-off of in-process research and development acquired	400,000	-	776,624
Impairment of property and equipment	50,000	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	381,000	386,000
Amortization of discount on convertible promissory notes
and debt issue costs	23,198	623,679	1,194,995
Amortization of deferred compensation from issuance
of stock options	36,456	32,560	69,016
Depreciation and amortization	32,525	16,871	212,660
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Inventories and related deposits	174,848	(1,124,649)	(1,224,246)
Other current assets	17,248	(34,577)	(28,033)
Other assets	(36,644)	(44,530)	(96,260)
Accounts payable	202,294	562,452	1,179,710
Accrued liabilities	389,711	321,273	1,164,245
Customer deposits	208,500	722,780	931,280
Net Cash Used In Operating Activities	(1,958,704)	(1,314,345)	(4,679,359)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,
net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(42,561)	(21,360)	(116,675)
Net Cash Used In Investing Activities	(42,561)	(21,360)	(474,451)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,
net of offering costs	475,000	725,000	2,187,285
Proceeds from issuance of promissory notes and convertible
bonds, and related beneficial conversion features	1,535,000	685,071	2,773,501
Proceeds from issuance of warrants and common

stock related to convertible promissory notes	-	114,929	391,499
Payment of capitalized lease obligations	(11,118)	-	(11,118)
Debt issue costs	-	(181,005)	(181,005)
Net Cash Provided By Investing Activities	1,998,882	1,343,995	5,160,162
Net Increase In Cash And Cash Equivalents	(2,383)	8,290	6,352
Cash At Beginning Of Period	8,735	445	-
Cash At End Of Period	$ 6,352	$ 8,735	$ 6,352

The accompanying notes are an integral part of these financial statements.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES

Organization and Nature of Operations — Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations.  From February 3, 2000 through December 31, 2003, the Company has had no sales of its power generation systems.  Although the Company sold its initial commercial power generation system during the year ended June 30, 2004, the Company continues to be a development stage company due to the lack of significant sales.  Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Chapeau, Inc. and its wholly-owned subsidiary, Specialized Energy Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates upon subsequent resolution of identified matters.

Revenue Recognition — The Company recognizes revenues from the sale of its products generally when the goods are shipped to its customers.  The Company generally provides a one-year warranty covering materials and workmanship and accruals are provided for anticipated warranty expenses.

Inventories and Related Deposits — Inventories are stated at the lower of cost or market. Cost is determined under the first-in-first-out method. At June 30, 2004 and 2003, inventories and related deposits consist of the following:

	2004	2003
Deposits towards the purchase of inventories	$ 6,371	$ 12,367
Parts for power systems, principally engines	600,832	802,429
Power system asemblies in process	617,043	584,298
Total Inventories and Related Deposits	$ 1,224,246	$ 1,399,094

Property and Equipment — Property and equipment are recorded at cost. Depreciation of office and other equipment is provided over estimated useful lives of three to five years on a straight-line basis.  Amortization of leasehold improvements is provided on a straight-line basis over five years, which represents the shorter of their estimated useful lives or the term of the lease.  Amortization of equipment under capitalized lease obligations is provided over estimated useful lives of five years.  At June 30, 2004 and 2003, property and equipment consists of the following:

	2004	2003
Office and other equipment	$ 16,084	$ 46,900
Leasehold improvements	-	31,639
Equipment under capitalized lease obligations	35,869	-
Total Property and Equipment	51,953	78,539
Less: Accumulated depreciation and amortization	-	(28,820)
Total Property and Equipment, net	$ 51,953	$ 49,719

During the year ended June 30, 2004, the Company recognized impairment of property and equipment in the amount of $50,000 to reduce the carrying value of property and equipment to estimated realizable value. In recognizing the impairment, a new cost basis of accounting was established for property and equipment.  The impairment of property and equipment is included in the statement of operations under the caption “selling, general and administrative expense.”

Depreciation and amortization expense relating to property and equipment was $32,525 and $16,871 during the years ended June 30, 2004 and 2003.

Intangible Assets — Prior to their impairment, identifiable intangible assets originating in the acquisition of Specialized Energy Products, Inc. were amortized using the straight-line method over their estimated useful lives of three to five years.

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

Research and Development Costs — Research and development costs, including purchased in-process research and development, are expensed as incurred.  Payments related to obtaining technology rights, for which development is in process, are expensed as incurred and are considered a component of research and development costs. Materials that do not have an alternative use and the cost to develop prototypes are classified as research and development costs.

Fair Value of Financial Instruments — The face amounts of accounts payable and the note payable included in currently liabilities approximate their respective fair values due to the short maturities of these instruments.  It is not practicable to estimate the fair value of the long-term convertible bonds, which have a face value of $2,497,000 in the balance sheet at June 30, 2004.  See Note 3 for a detailed description of the terms of the long-term convertible bonds.

Income Taxes — The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carryforwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Basic and Diluted Loss Per Share —Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants, convertible notes and bonds, and contingently issuable common stock have been excluded from the diluted loss per share calculations.  None of the options, warrants, convertible notes or bonds, or contingently issuable common stock outstanding, as discussed in Notes 3, 4 and 6, were included in the computations of diluted loss per share.

Stock-Based Compensation — At June 30, 2004, the Company has stock-based employee compensation grants, which are described more fully in Note 6.  The Company accounts for those grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years Ended June 30,
	2004	2003
Net loss:
As reported	$ (3,456,840)	$ (2,771,204)
Add: Total stock-based compensation expense
included in reported net loss	36,456	382,560
Less: Total stock-based compensation expense
determined under fair value based method	(319,786)	(813,183)
Pro forma net loss	$ (3,740,170)	$ (3,201,827)
Basic and diluted loss per share:
As reported	$ (0.15)	$ (0.16)
Pro forma	$ (0.17)	$ (0.19)

Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents. The Company has maintained its cash balances at high credit-quality financial institutions.

Recent Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen.  FIN 46, as revised, clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”.  A majority voting interest in an entity has generally been considered indicative of a controlling financial interest.  FIN 46 specifies other factors (variable interests) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (variable interest entities).  The adoption of FIN 46 had no impact on the Company’s financial position and results of operations since the Company has no variable interest entities.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and

Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company’s financial statements.

NOTE 2 – BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not had significant sales. The Company incurred losses of $3,456,840 and $2,771,204 and used $1,958,704 and $1,314,345 of cash in its operating activities during the years ended June 30, 2004 and 2003, respectively. Through June 30, 2004, the Company has accumulated a deficit during the development stage of $9,689,293 and at June 30, 2004, the Company has a stockholders’ deficit of $3,662,726 and a working capital deficiency of $1,862,149. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development of its packaged co-generation and power generation system for sale to the electrical power market. Although the Company has secured purchase orders for its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future.  To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by selling its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

NOTE 3 – PROMISSORY NOTES, CONVERTIBLE BONDS, AND WARRANTS

2002 Convertible Debt and Equity Financing – On August 14, 2002, the Company entered into a loan agreement with Calim Private Equity, LLC, or Calim PE, which was amended on December 2, 2002. The note and other rights under the agreement were assigned to two affiliated entities of Calim PE.  From August through December 2002, the Company received loan advances aggregating $800,000 under a 12% secured, convertible promissory note and issued to the affiliated entities options to purchase 1,300,000 shares of common stock at $0.10 per share. The promissory note accrued interest at 12% per annum, payable quarterly, was due on February 1, 2003, was secured by all of the assets of the Company and was convertible into convertible bonds. The Company accrued $80,000 of loan placement fees payable to Calim PE, which amount is included in accounts payable and is past due. The Company also designated Calim PE as its exclusive placement agent if the Company were to issue convertible bonds in the future.

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

The proceeds from the promissory note and options were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $440,373 to the convertible promissory note, $114,929 to the options, and $244,698 to the beneficial conversion option of the note.  The resulting discount to the note was amortized as interest expense through February 1, 2003. Debt issue costs, including loan placement fees payable to Calim PE, totaled $181,005 and were amortized as interest expense through February 1, 2003.

In February 2003, the holders converted the $800,000 promissory note plus accrued interest in the amount of $21,000 into convertible bonds, in accordance with the terms of the loan agreement.  The convertible bonds are due February 1, 2008 and are redeemable by the Company after February 1, 2005. Interest on the bonds accrues at 12% per annum and is payable on a semiannual basis.  The initial interest payment under the convertible bonds was due in August 2003 and, as of the current date, Chapeau has made no interest payments due under the convertible bonds and is therefore in default.  Calim PE, however, has not delivered a notice of default in connection with the bonds.  Each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share. The warrants, when issued, will expire two years after issuance. The conversion terms of the bonds will be subject to reset annually to provide for a 20% increase in benefit to the holders.  The Company is obligated to register the common stock underlying conversion of the bonds and exercise of the warrants.

As required by this loan agreement with Calim PE, holders of convertible promissory notes in the aggregate principal amount of $830,000 entered into forbearance and subordination agreements whereby they agreed to extend the maturity dates of their notes and accrued interest until February 2, 2003 and subordinate their security interest in the Company’s assets to the security interest of Calim PE.  As part of the forbearance and subordination agreements, the Company agreed to issue one share of common stock to the note holders for each dollar of principal outstanding under such notes for a total of 830,000 shares of common stock.  The market value of these shares of common stock was $58,100 ($0.07 per share) and was recorded as a reduction of the notes payable resulting in an additional discount on these promissory notes, and was amortized over the period from August 14, 2002 through February 2, 2003.  Effective February 2, 2003, these convertible promissory notes in the aggregate principal amount of $830,000, plus accrued interest of $60,290, were converted into 3,561,156 shares of common stock.

Notes Payable – On March 31, 2003, the Company entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada.  Under the terms of this agreement, the Company converted past due rent into a note payable to the landlord in the principal amount of $43,300.  The note was originally due October 1, 2003, was unsecured, and bore interest at 10%.  As further consideration for entering into the settlement, the Company agreed to issue the landlord 100,000 shares of common stock, valued at $31,000 ($0.31 per share), which was the market price of the stock on the date of the settlement. The value of the common shares issued was recognized as an expense   As of June 30, 2004, the Company had made no principal payments in connection with the note and was therefore in default.  Subsequent to June 30, 2004, the landlord agreed to restructure the amount owing under the note as discussed in further detail in Note 11.

Between December 4, 2003 and March 29, 2004, the Company executed promissory notes in favor of Calim Venture Partners II, LLC, or Calim VP, to borrow up to an aggregate maximum principal amount of $1,450,000, of which the Company borrowed $1,435,000.  These notes were unsecured, bore interest at 12% per annum, and were due on dates ranging from March 4, 2004 to June 29, 2004.  As described below, in April 2004, the Company converted these notes and related accrued interest into five-year 12% Series A Convertible Bonds.

2004 Convertible Debt and Equity Financing – In April 2004, the Company entered into a Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP.  Under the terms of this agreement, the Company is authorized to issue up to $2,000,000 of five-year 12% Series A Convertible Bonds.  The Company converted $1,435,000 in debt representing all principal under outstanding promissory notes payable by the Company to Calim BP into five-year bonds pursuant to the Bond Purchase Agreement.  In addition, as of June 30, 2004, the Company has drawn an aggregate of $241,000 under the bond agreement to pay $61,000 in unpaid interest accrued under the promissory notes, to pay $80,000 in an origination fee payable to Calim BP in connection with entering into the Bond Purchase Agreement, and $100,000 for working capital.  Subsequent to June 30, 2004, the Company has drawn the remaining $324,000 under the bonds as discussed in further detail in Note 11.

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

The proceeds from the bonds were allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds.  The amount allocated to the beneficial conversion option was $514,282, has been recorded as a discount on the convertible bonds, and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through May 1, 2009, the due date of the bonds.  The placement fee paid to Calim BP in the amount of $80,000 is being amortized as interest expense over the term of the bonds.

Total interest expense from the amortization of discount on convertible debt and debt issue costs was $23,198 and $623,679 for the years ended June 30, 2004 and 2003, respectively. Summary information regarding notes payable and bonds payable for the years ended June 30, 2004 and 2003 is as follows:

	Promissory Notes and Bonds Payable	Unamortized Discount on Promissory Notes and Bonds	Promissory Notes and Bonds, Less Unamortized Discount
Balance at June 30, 2002	$ 830,000	$ (24,947)	$ 805,053
Draws under the promissory note, sub-
sequently converted to bonds payable	800,000	(359,627)	440,373
Stock issued for extension of notes	-	(58,100)	(58,100)
Amortization of discount	-	442,674	442,674
Conversion of accrued interest	21,000	-	21,000
Note issued to landlord	43,300	-	43,300
Conversion of subordinated notes into
common stock	(830,000)	-	(830,000)
Balance at June 30, 2003	864,300	-	864,300
Bonds issued	1,676,000	(514,282)	1,161,718
Amortization of discount	-	20,002	20,002
Balance at June 30, 2004	$ 2,540,300	$ (494,280)	$ 2,046,020

Notes and bonds payable at June 30, 2004 and 2003 are summarized as follows:

	June 30,
	2004	2003
12% convertible bonds, due May 2009, secured
by all assets of the Company	$ 1,181,720	$ -
12% convertible bonds, due February 2008,
secured by all assets of the Company	821,000	821,000
10% note payable, unsecured	43,300	43,300
Total Notes and Bonds Payable, less
Unamortized Discount	2,046,020	864,300
Less current portion	43,300	43,300
Long-Term Bonds Payable	$ 2,002,720	$ 821,000

NOTE 4 – COMMON STOCK

In October 2002, the Company awarded 2,000,000 shares of common stock to its Chief Executive Officer as a stock bonus.  The award has been accounted for at its estimated fair market value of $350,000 and charged to expense under the caption “stock issued for compensation”.

In December 2002, the Company issued 400,000 shares of common stock at $0.25 per share in a private placement.  The net proceeds issued to the Company were $95,000, net of a transaction fee of $5,000.

In February 2003, the Company issued 250,000 shares of common stock to an outside consultant in consideration for cancellation of an account payable in the amount of $40,472 (weighted average price of $0.1619 per share).  The price per share was based on the historical price per share of the Company’s common stock at the time the consultant’s services were rendered.

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

In connection with the acquisition of Specialized Energy Products, Inc. in April 2001, the Company agreed to issue an additional three million shares of common stock upon the achievement of certain benchmarks in the development of Specialized’s business as follows:

•

1,000,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

•

1,000,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

•

1,000,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

In October 2002, the Company and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of the Company’s common stock, pending a formal amendment of the Plan of Reorganization and Agreement among the Company, Specialized, and Chapeau Nevada, Inc. approved April 11, 2001.

In January 2004, the Company issued 1,000,000 shares of its common stock pursuant to the arrangement described above.  The noted issuance was made in accordance with the original Plan of Reorganization, pending formal amendment thereto.   These shares were issued to former shareholders of Specialized, one of which is currently an officer of the Company and another of which is an employee of the Company.  The issued common shares were recorded as additional purchase price at fair market value of $400,000 on the date the shares were issued. The additional purchase price was allocated to in-process research and development and was charged to expense when the stock was issued.  If additional contingently issuable common shares are issued, they will also be recorded as additional purchase price and recorded at the current market value of the common stock on the dates they become issuable. The additional purchase price will also be allocated to in-process research and development and charged to expense when recorded.

NOTE 5 – INCOME TAXES

As of June 30, 2004, the Company has operating loss carryforwards of approximately $7,510,000, of which approximately $184,000 represents the net operating losses of Specialized at the date of acquisition.  The operating losses expire, if not used, from 2005 through 2024. The utilization of the pre-

acquisition loss carryforwards of Specialized is dependent on the future profitable operation of Specialized under the separate return limitation rules and limitations on the carry forward of net operating losses after a change in ownership. The components of net deferred tax assets and liabilities were as follows at June 30, 2004 and 2003:

	2004	2003
Deferred tax asset - Operating loss carry forwards	$ 2,553,660.0	$ 1,692,186.0
Non-deductible accruals and allowances	95,787	-
Valuation allowance	(2,648,696)	(1,691,911)
Other	(751)	(275)
Net Deferred Tax Asset	$ -	$ -

The valuation allowance increased $957,536 and $789,910 during the years ended June 30, 2004 and 2003, respectively.  The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying consolidated financial statements for the years ended June 30, 2004 and 2003:

	2004	2003
Income tax (benefit) at statutory rate	$ (1,175,326)	$ (942,209)
Non-deductible in-process research and development
acquired	136,000	-
Non-deductible interest from amortization of discount
on convertible promissory notes	6,801	150,509
Expiration of net operating loss carryforwards	49,153	-
Other non-deductible expenses	25,836	1,790
Change in valuation allowance	957,536	789,910
Income tax expense	$ -	$ -

NOTE 6 – STOCK OPTIONS AND WARRANTS

During the years ended June 30, 2004 and 2003, the Company granted options to management, members of the board of directors, and certain employees to acquire 1,550,000 and 2,300,000 shares of common stock, respectively.  These options are exercisable at prices ranging from $0.25 to $0.75 per share.  The options vest from immediately through three years from the date of grant, and expire from five to ten years after the grant date.  During the year ended June 30, 2003, the Company also awarded an option to a consultant to the Company to acquire 400,000 shares of common stock at $0.25 per share in connection with his services to the Company.  Vesting under this option was immediate for 100,000 shares and monthly for three years for the other 300,000 shares.  This option expires in October 2007.

A summary of the status of the options granted to management, employees, members of the board of directors, and to a consultant at June 30, 2004 and 2003, and changes during the years then ended is presented in the table below:

	Year Ended June 30,
	2004		2003
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at the beginning of the year	5,000,000	$ 0.74	2,300,000	$ 1.32
Granted	1,550,000	0.50	2,700,000	0.25
Expired	(1,500,000)	1.15	-	-
Outstanding at the end of the year	5,050,000	0.54	5,000,000	0.74
Exercisable at the end of the year	3,717,142	0.57	3,796,073	0.79

The weighted-average fair values of options granted during the years ended June 30, 2004 and 2003 were $0.35 and $0.20, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option-Pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2004 and 2003, respectively: risk free interest rates of 3.49% and 2.69%; expected dividend yields of zero for both years; expected lives of 6.3 and 4.9 years; and expected volatility of 159% and 195%; respectively.  The following table summarizes information about the stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.25	3,100,000	3.98 years	$0.25	2,636,393	$0.25
$0.39 - $0.75	1,350,000	8.09 years	0.57	480,749	0.55
$2.00	600,000	2.06 years	2.00	600,000	2.00
$0.25 - $2.00	5,050,000	4.46 years	0.54	3,717,142	0.57

During the year ended June 30, 2004, the Company issued warrants to acquire 1,250,000 shares of common stock (see Note 4).  These warrants have an exercise price of $0.55 per share. These warrants vested immediately and expire in April 2009.  During the year ended June 30, 2003, the Company also issued Calim options to acquire 1,300,000 shares of common stock (see Note 3) and warrants to acquire 4,666,668 shares of common stock (see Note 4).  These options and warrants granted to Calim had a weighted average exercise price of $0.41 per share. These options and warrants vested immediately and expire from August 2007 through March 2008.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITY

Employment Agreements — The Company entered into employment agreements with its Chief

Executive Officer and two other members of the management team in March and April 2001.  The agreements each have an initial term of three years, but thereafter renew automatically for additional one-year terms, unless terminated by either party.  These agreements provide annual compensation for the three key employees in the aggregate amount of $421,000, plus customary benefits and bonus or other incentive programs of the Company.  The Company can terminate the agreements at any time for cause, death, or disability, or the employees can voluntarily terminate the agreements at any time.  If the employee’s employment with the Company is terminated for any reason, other than voluntary termination or termination for cause, the Company is obligated to pay the employee compensation equal to one half of the employee’s annual salary.

During the year ended June 30, 2004, the Company entered into employment agreements with five new employees.  The agreements provide for aggregate annual compensation of $565,000 and have an employment term of three years.  Under each of the agreements, if the employee’s employment is terminated for any reason other than voluntary termination or termination for cause prior to the end of the term of the agreement, the employee will be paid severance compensation equal to the amount of remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

Financial Advisory Agreement — In June 2002, the Company entered into a financial advisory agreement with Calim PE.  Under the terms of the agreement, Calim PE agreed to provide financial advisory services customary for a start-up company in need of a broad array of financial advice.  As compensation for its services, Calim PE is paid a monthly retainer of $10,000.  To the extent that the monthly services exceed 25 hours, Calim PE is entitled to additional compensation of $250 per hour.  In addition, Calim PE is entitled to compensation in connection with each transaction, as defined in the agreement, consummated during the term of the agreement, as follows:

(i)

5.0% of gross proceeds received by the Company up to $10 million;

(ii)

3.5% of gross proceeds from $10 million to $25 million;

(iii)

2.5% of gross proceeds from $25 million to $100 million; and

(iv)

2.0% of gross proceeds in excess of $100 million.

The agreement has an initial term ending June 30, 2003, with automatic renewals for successive one-year periods unless terminated in writing by either party.  For each of the years ended June 30, 2004 and 2003,

Calim PE earned advisory fees of $120,000.  At June 30, 2004, the Company has an account payable to Calim PE of approximately $369,000 for unpaid advisory fees, legal fees, and placement costs.

Calim Financing Agreement – In August 2003, the Company entered into a financing agreement with Calim PE, with respect to energy purchase agreements generated by the Company.  The purpose of the agreement is to fund, through a Calim related entity, Calim-BPEP I, power generation systems at users’ sites required by energy purchase agreements, including production of the Company’s Lean-One® Cogeneration Systems, site development and construction, installation and operating and maintenance costs.

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

The financing agreement gives Calim PE the right to transfer its interest in Calim-BPEP I to the Company in exchange for common stock at a per share exchange price of $3.00 for a period of ten years from the date of the financing agreement; provided, however, that at any time after the fifth year the Company can demand that Calim PE transfer its interests or forego its right to exchange those interests for common stock.

Operating Lease — The Company leases certain office and manufacturing space in Nevada.  This lease provides for monthly lease payments of $14,080 through May 2006.  The Company also leases office space in California.  The California lease provides for monthly lease payments of $2,908 (subject to increases based on changes in the Consumer Price Index) through October 2008.  Future minimum lease commitments required under these operating leases are as follows:

Year Ending June 30,
2005	$ 215,922
2006	200,836
2007	34,890
2008	34,890
2009	11,630
Thereafter	-
Total	$ 498,168

Lease and rental expense, net of sublease income and amortization of initial free rent credit, charged to operations was $167,784 and $169,005 for the years ended June 30, 2004 and 2003, respectively.

Capitalized Lease Obligations — The Company leases certain equipment under capitalized lease obligations.  The following is a schedule by years of future minimum lease payments under capitalized lease obligations together with the present value of the net minimum lease payments as of June 30, 2004:

Year Ending June 30,
2005	$ 11,780
2006	11,780
2007	11,780
2008	2,977
Thereafter	-
Total minimum lease payments	38,317
Less amount representing interest	$ (7,237)
Present value of net minimum lease payments	31,080
Current maturities	(8,206)
Long-term obligations	$ 22,874

Contingent Liability — In June 2003, the Company was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involved an alleged breach of contract by the Company in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to the Company to purchase equipment and is recorded as a current liability in customer deposits at June 30, 2004.  U.S. Power Corporation also claimed other damages in an undetermined amount.  In November

2003, the court denied the Company’s motion that the case be dismissed on the grounds of improper venue and transferred the case to U.S. District Court for the District of Connecticut, where the case is currently pending. The Company continues to assess its alternatives with respect to this action and no accrual has been made for any additional amounts for which it may become liable under this claim as the anticipated outcome is not currently determinable.

NOTE 8 – OTHER ASSETS

At June 30, 2004 and 2003, other long-term assets consist of the following:

2004

2003

Intellectual property, principally patent applications

$

78,266

$

44,530

Bond issuance costs, less accumulated amortization

76,804

-

Lease deposits

17,994

15,086

Total Other Assets

$

173,064

$

59,616

NOTE 9 – CASUALTY LOSS

In February 2004, one of the Company’s cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  While the Company was not a party to the related repair activities, the Company supplied a replacement system and returned the damaged system to the Company’s manufacturing facilities for diagnostic evaluation.  The Company recorded $125,000 as a casualty loss (included in research and development expense) in connection with this event, most of which represents the estimated full repair and/or replacement cost of the damaged system.  The Company is seeking recovery of the full amount of the recorded loss plus certain other related costs and expenses from the parties to the incident, including their respective insurance carriers.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended June 30, 2004, the Company had the following noncash investing and financing activities:

The Company acquired equipment under capitalized lease obligations in the amount of $42,198.

(i)

The Company acquired equipment under capitalized lease obligations in the amount of $42,198.

(ii)

Promissory notes in the aggregate amount of $1,435,000 and related accrued interest in the amount of $61,000 were refinanced through the issuance of $1,496,000 of convertible bonds.  Bond issuance costs of $80,000 were paid through the issuance of convertible bonds.

During the year ended June 30, 2003, the Company had the following noncash financing activities:

(i)

Note holders converted $800,000 of promissory notes and $21,000 of accrued interest into five-year convertible bonds.

(ii)

Holders of convertible promissory converted notes in the principal amount of $830,000 plus accrued interest of $60,290 into 3,561,156 shares of common stock.

(iii)

The Company’s landlord converted accounts payable of $43,300 into a note payable.

(iv)

A consultant to the Company converted accounts payable of $40,472 into 250,000 shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

2004 Convertible Debt and Equity Financing – Subsequent to June 30, 2004, the Company received proceeds in the amount of $324,000 under the Bond Purchase Agreement entered into in April 2004 discussed in further detail in Note 3.  The proceeds from the bonds will be allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds during the period when the bond proceeds are received.  The amount allocated to the beneficial conversion option will be amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds are received through May 1, 2009, the due date of the bonds.

Note Payable to Calim BP – In August 2004, the Company executed a promissory note in favor of Calim BP that allows for principal borrowings in the maximum amount of $500,000.  The Company has received $396,000 in proceeds under the note.  The note bears interest at a rate of 12% per annum with principal and accrued interest due November 27, 2004.

Note Payable to Landlord - Effective October 1, 2004, the Company executed Amendment Number 1 (the Amendment) to that certain deferred payment and settlement agreement (the Agreement) with its landlord in Sparks, Nevada discussed in further detail in Note 3.  Under the terms of the Amendment, the Company paid the landlord $3,300 in principal against the promissory note issued in connection with the Agreement, after which said promissory note was cancelled and a promissory note in the principal amount of $40,000 was issued in favor of the landlord.  The new note is due April 1, 2005, is unsecured, and bears interest at 10%.  Also under the note, minimum monthly payments in the amount of $2,500 are due the first business day of each month commencing in November 2004.