Form 10QSB
period 2004-12-31
CHAPEAU INC
filed 2005-02-14
CIK 783211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number  033-01289-D

Chapeau, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Utah	87-0431831
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10 Greg Street, Sparks, Nevada	89431
(Address of Principal Executive Offices)	(Zip Code)

(916) 941-6319

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

Yes  X  No

As of February 14, 2005, the Issuer had 24,172,040 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    No  X

CHAPEAU, INC.

FORM 10-QSB

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of December 31, 2004 and June 30, 2004 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2004 and 2003, and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2004, and unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2004 and 2003 and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2004, together with unaudited condensed notes thereto.  In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2004, included in our annual report on Form 10-KSB.

CHAPEAU, INC.
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
	December 31,	June 30,
	2004	2004
ASSETS

Current Assets
Cash	$ 130,553	$ 6,352
Inventories and related deposits	1,305,368	1,224,246
Other current assets	21,217	31,201
Total Current Assets	1,457,138	1,261,799

Property and Equipment, net of accumulated depreciation	44,518	51,953

Other Assets	170,466	173,064

Total Assets	$ 1,672,122	$ 1,486,816

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 1,186,796	$ 1,111,690
Accrued liabilities	1,272,605	1,029,472
Payable to related party	285,000	-
Customer deposits	1,132,593	931,280
Promissory notes	535,660	43,300
Current maturities of capitalized lease obligations	8,853	8,206
Total Current Liabilities	4,421,507	3,123,948

Long- Term Liabilities
Convertible bonds, less unamortized discount	2,275,723	2,002,720
Capitalized lease obligations, less current maturities	17,570	22,874

Total Liabilities	6,714,800	5,149,542

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized;
24,172,040 shares issued and outstanding	24,172	24,172
Additional paid-in capital	6,435,872	6,304,842
Deferred compensation	(58,935)	(43,074)
Deficit accumulated prior to date of inception of the
development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the
development stage	(11,184,414)	(9,689,293)
Total Stockholders' Deficit	(5,042,678)	(3,662,726)

Total Liabilities and Stockholders' Deficit	$ 1,672,122	$ 1,486,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC.
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
					For the period from
					February 3, 2000
	For the Three Months		For the Six Months		(date of inception
	Ended		Ended		of the development
	December 31,		December 31,		stage) through
	2004	2003	2004	2003	December 31, 2004

Sales	$ -	$ -	$ -	$ -	$ 170,500
Cost of sales	-	-	-	-	134,823

Gross margin	-	-	-	-	35,677

Selling, general and administrative expense	509,865	456,731	1,014,486	844,719	6,017,327
Research and development expense	113,434	106,960	213,547	191,086	1,823,390
Stock issued for compensation	-	-	-	-	355,000
Amortization of deferred compensation
from issuance of stock options	8,097	17,845	15,749	22,938	84,765
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and development acquired	-	-	-	-	776,624

	631,396	581,536	1,243,782	1,058,743	9,432,967

Loss from operations	(631,396)	(581,536)	(1,243,782)	(1,058,743)	(9,397,290)

Interest income	-	-	-	-	73,126
Interest expense	(106,118)	(47,136)	(195,053)	(75,768)	(608,969)
Interest expense from amortization of discount on
convertible debt and debt issues costs	(30,615)	-	(56,286)	-	(1,251,281)

Net Loss	$ (768,129)	$ (628,672)	$ (1,495,121)	$ (1,134,511)	$ (11,184,414)

Basic and Diluted Loss Per Common Share	$ (0.03)	$ (0.03)	$ (0.06)	$ (0.05)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,172,040	21,922,040	24,172,040	21,922,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC.
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			For the period from
			February 3, 2000
	For the Six Months		(date of inception
	Ended		of the development
	December 31,		stage) through
	2004	2003	December 31, 2004
Cash Flows From Operating Activities
Net loss	$ (1,495,121)	$ (1,134,511)	$(11,184,414)
Adjustments to reconcile net loss to net cash used in
operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	-	386,000
Amortization of discount on convertible promissory notes
and debt issue costs	56,286	-	1,251,281
Amortization of deferred compensation from issuance
of stock options	15,749	22,938	84,765
Depreciation and amortization	7,435	13,849	220,095
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Inventories and related deposits	(81,122)	(36,627)	(1,305,368)
Other current assets	9,983	(11,793)	(18,050)
Other assets	(5,264)	(15,000)	(101,524)
Accounts payable	75,106	(68,030)	1,254,816
Accrued liabilities	243,133	151,162	1,407,378
Customer deposits	201,313	310,500	1,132,593
Net Cash Used In Operating Activities	(972,502)	(767,512)	(5,651,861)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,
net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	-	(24,755)	(116,675)
Net Cash Used In Investing Activities	-	(24,755)	(474,451)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,
net of offering costs	-	-	2,187,285
Proceeds from issuance of promissory notes and convertible
Bonds, and related beneficial conversion features	824,000	810,000	3,597,501
Proceeds from issuance of warrants and common
stock related to convertible promissory notes	-	-	391,499
Proceeds from payable to related party	285,000	-	285,000
Payment of promissory note	(7,640)	-	(7,640)
Payment of capitalized lease obligations	(4,657)	(7,399)	(15,775)
Debt issue costs	-	-	(181,005)
Net Cash Provided By Financing Activities	1,096,703	802,601	6,256,865
Net Increase In Cash	124,201	10,334	130,553
Cash At Beginning Of Period	6,352	8,735	-
Cash At End Of Period	$ 130,553	$ 19,069	$ 130,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(A)  Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations — Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations.  From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems.  Although the Company sold its initial commercial power generation system during the year ended June 30, 2004, the Company continues to be a development stage company due to the lack of significant sales.  Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2004 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2004, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of December 31, 2004, its consolidated results of operations for the three months ended December 31, 2004 and 2003, and its consolidated results of operations and cash flows for the six months ended December 31, 2004 and 2003, and for the period from February 3, 2000 (date of inception of the development stage), through December 31, 2004.

The results of operations for the three months and six months ended December 31, 2004, may not be indicative of the results that may be expected for the year ending June 30, 2005.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is considered to be in the development stage.   The Company incurred losses of $768,129 and $628,672 during the three-month periods ended December 31, 2004 and 2003, respectively, and incurred losses of $1,495,121 and $1,134,511 and used $972,502 and $767,512 of cash in its operating activities during the six-month periods ended December 31, 2004 and 2003, respectively.  Through December 31, 2004, the Company has accumulated a deficit during the development stage of $11,184,414 and at December 31, 2004, the Company has a stockholders’ deficit of $5,042,678 and a working capital deficit of $2,964,369. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development of its packaged co-generation and power generation system for sale to the electrical power market. Although the Company has secured purchase orders for its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future.  To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by issuance of its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

Stock-Based Compensation – At December 31, 2004, the Company has outstanding stock options issued to management, employees, consultants and members of the board of directors.  The Company accounts for options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Stock-based compensation expense of $8,097 and $17,845 is reflected in net loss for the three months ended December 31, 2004 and 2003, respectively, and of $15,749 and $22,938 is reflected in net loss for the six months ended December 31, 2004 and 2003, respectively.  The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss:
As reported	$ (768,129)	$ (628,672)	$ (1,495,121)	$ (1,134,511)
Add: Total stock-based compensation expense
included in reported net loss	8,097	17,845	15,749	22,938
Less: Total stock-based compensation expense
determined under fair value based method	(54,717)	(98,459)	(128,813)	(159,269)
Pro forma net loss	$ (814,749)	$ (709,286)	$ (1,608,185)	$ (1,270,842)
Basic and diluted loss per share:
As reported	$ (0.03)	$ (0.03)	$ (0.06)	$ (0.05)
Pro forma	$ (0.03)	$ (0.03)	$ (0.07)	$ (0.06)

(B)

Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and bonds, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 33,168,882 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at December 31, 2004.  None of the 23,063,882 shares of common stock issuable upon conversion of debt, exercise of options of warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at December 31, 2003.

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(C)

Financing

2004 Convertible Debt and Equity Financing – In April 2004, the Company entered into a Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP.  Under the terms of this agreement, the Company was authorized to issue up to $2,000,000 of five-year 12% Series A Convertible Bonds.  The Company issued bonds in the amount of $1,676,000 prior to June 30, 2004 and issued the remaining bonds in the amount of $324,000 during the quarter ended September 30, 2004.  The terms of the convertible bonds include the following: (1) the bonds are due May 1, 2009; (2) interest on the bonds accrues at 12% per annum, payable on a semiannual basis commencing October 2004; (3) the bonds may be prepaid by the Company at any time subsequent to May 1, 2006; (4) the bonds are convertible into units, each unit comprised of one share of common stock and one warrant exercisable for common stock, with an initial conversion price of $0.40 per unit; (5) the conversion price of bonds will be subject to periodic adjustment upon the occurrence of certain events, including, but not limited to, the sale of common stock by the Company at less than the conversion price of the bonds and the issuance of convertible securities with a lower conversion price; and (6) customary registration rights.  The warrants to be received in the event of conversion are exercisable at $1.00 per share and have a term of two years after the date of conversion. The Company has made no interest payments under this agreement.  Calim BP has not delivered a notice of default in connection with the referenced payments, however, and the Company is currently in discussions with Calim BP with respect to extending or otherwise modifying payment terms in that connection.

The proceeds from the bonds were allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds.  The total amount allocated to the beneficial conversion option was $613,702, has been recorded as a discount on the convertible bonds, and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through May 1, 2009, the due date of the bonds.  The placement fee paid to Calim BP in the amount of $80,000 is being amortized as interest expense over the term of the bonds.  Total interest expense from the amortization of discount on convertible debt and debt issue costs was $30,615 and $56,286 for the three months and six months ended December 31, 2004 (none for the three months and six months ended December 31, 2003).

Payable to Calim BP – In August 2004, the Company executed a promissory note in favor of Calim BP providing for principal borrowings in the maximum amount of $500,000.  During the three months ended September 30, 2004, the Company borrowed $321,000 under the note and borrowed the remaining $179,000 under the note during the three months ended December 31, 2004.  The note bears interest at a rate of 12% per annum with principal and accrued interest due November 27, 2004.  The Company also received $285,000 in unsecured advances from Calim BP during the three months ended December 31, 2004, the repayment terms of which have not yet been established.  The Company has received additional unsecured advances from Calim BP in the amount of $275,000 subsequent to December 31, 2004.  The promissory note was not paid when due on November 27, 2004 and is in default.   The Company has signed a letter of intent with Calim BP for additional finanicning in the aggregate amount of approximately $2.5 million, a portion of which will be used to repay the amount currently payable to Calim BP (see Note E).

Note Payable to Landlord – The Company executed Amendment Number 1 effective October 1, 2004 (the “Amendment”) to that certain deferred payment and settlement agreement (the “Agreement”) with its landlord in Sparks, Nevada.  Under the terms of the Amendment, the Company paid the landlord $3,300 in principal against the promissory note issued in connection with the Agreement, after which said promissory note was cancelled and a promissory note in the principal amount of $40,000 was issued in favor of the landlord.  The new note is due April 1, 2005, is unsecured, and bears interest at 10%.  Also under the note, minimum monthly payments in the amount of $2,500 are due the first business day of each month commencing in November 2004.  The balance on the note is $35,660 at December 31, 2004.

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Summary information regarding notes payable, bonds payable, and payable to related party for the six months ended December 31, 2004 is as follows:

	Promissory Notes, Bonds Payable, and Payable to Related Party	Unamortized Discount on Bonds Payable	Promissory Notes, Bonds, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2004	$ 2,540,300	$ (494,280)	$ 2,046,020
Issuance of bonds	324,000	(99,420)	224,580
Amortization of discount	-	48,423	48,423
Proceeds from promissory note	500,000	-	500,000
Proceeds from payable to related party	285,000	-	285,000
Payment on note to landlord	(7,640)	-	(7,640)
Balance at December 31, 2004	$ 3,641,660	$ (545,277)	$ 3,096,383

Notes, bonds payable, and payable to related party at December 31 and June 30, 2004 are summarized as follows:

	December 31,	June 30,
	2004	2004
12% convertible bonds, due May 2009, secured
by all assets of the Company	$ 1,454,723	$ 1,181,720
12% convertible bonds, due February 2008,
secured by all assets of the Company	821,000	821,000
12% note payable, unsecured	500,000	-
Payable to related party	285,000
10% note payable, unsecured	35,660	43,300
Total Notes and Bonds Payable, less
Unamortized Discount	3,096,383	2,046,020
Less current portion	820,660	43,300
Long-Term Bonds Payable	$ 2,275,723	$ 2,002,720

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

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

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

(D)

Contingent Liability

In June 2003, the Company was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involved an alleged breach of contract by the Company in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to the Company to purchase equipment and is recorded as a current liability in customer deposits at December 31, 2004.  U.S. Power Corporation also claimed other damages in an undetermined amount.  In November 2003, the court denied the Company’s motion that the case be dismissed on the grounds of improper venue and transferred the case to the U.S. District Court for the District of Connecticut, where the case is currently pending. The Company continues to assess its alternatives with respect to this action and no accrual has been made for any additional amounts for which it may become liable under this claim as the anticipated outcome is not currently determinable.

(E)

Subsequent Events

Subsequent to December 31, 2004, the Company received from Calim BP an additional $275,000 in unsecured advances. The Company has signed a letter of intent with Calim BP for additional finanicning in the aggregate amount of approximately $2.5 million, a portion of which will be used to repay the currently outstanding payable to Calim BP in the approximate amount of $1 million plus interest (see Note C).  Completion of this financing is subject to negotiation and execution of definitive agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis and Risk Factors set forth in Chapeau’s Form 10-KSB for the fiscal year ended June 30, 2004.  As used herein, “we,” “our,” “us” and the like refer to Chapeau, Inc.

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

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured initial orders from customers, commenced commercial product delivery and recognized initial revenue during the year ended June 30, 2004, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term.  We expect our expenses to continue to grow as we attempt to sell a significant number of systems.  Although we have recently received some funding, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us.  If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2004 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future.  During this past fiscal quarter, Chapeau sustained a loss of approximately $768,000 and, as of December 31, 2004 had an accumulated deficit of approximately $11.4 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

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

Sales of our product are significantly dependent upon capital expenditures by our potential customers.  Many companies, including potential customers for our product, had substantially decreased their purchases of capital assets as a result of a previously weak economy.  A weakness in the capital expenditure sector of the economy would adversely affect our sales efforts and financial results.

Our product has limited testing in the field and although field results have been satisfactory, failure of the product to satisfactorily perform in real world applications would harm our business.  While our principal product has been thoroughly tested in the laboratory, our product does not have a history of operations in the field.  Any failure of our product in field performance would adversely affect our ability to sell the product and our financial results.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock.  As a result of various transactions previously entered by us, as of December 31, 2004, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 33 million shares of common stock.  This represents significant additional potential dilution for our existing shareholders.  The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

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

Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees.  Chapeau has incurred selling, general and administrative expenses in the amount of $6,017,327, and research and development costs of $1,823,390 for the period from February 3, 2000 (date of inception of the development stage) to December 31, 2004, principally since February 2001.  Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, and consulting services.  Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

At December 31, 2004, Chapeau had current assets of $1,457,138 and current liabilities of $4,421,507, resulting in a working capital deficit of $2,964,369. Current assets principally consist of inventories and related deposits. Inventories principally represent the cost of engines and related components for systems being assembled. Current liabilities are principally composed of accounts payable, accrued wages and related payroll tax and benefit liabilities, accrued interest, customer deposits, notes payable, and payable to related party.

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

Our cogeneration system, referred to as “Lean-One® CHP Module” for its lean burn configuration and characteristics, employs a proprietary emission process utilizing our super-cooled exhaust gas recirculation, or SC-EGR™, system.  Initial independent emissions testing have yielded very favorable results. We developed our SC-EGR™ system and emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life.  To that end, independent testing of the Lean-One® CHP Module was performed by Best Environmental, a California Air Resources Board certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002 and again in the first quarter of fiscal 2003.  Best Environmental reconfirmed in the latter test that the Lean-One® CHP Module exceeded the requirements of the South Coast Air Quality Management District, or SCAQMD, the most restrictive air containment zone in the United States.

In addition, the Lean-One® CHP Module was permitted by SCAQMD for a commercial installation in November of 2003 and has consistently maintained compliance within the permit emissions requirements.  Subsequently, and as a consequence of a surprise field examination of the same installation by SCAQMD in September 2004, the Lean-One® CHP Module complied with both the original permitting requirement as well as exceeding necessary and more stringent emission requirements under California Assembly Bill 1685 for the California Energy Commission Self-Generation Incentive Program for 2005.

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

Contingent upon our ability to generate sufficient cash flow from operations and/or obtain additional financing, if necessary, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One® CHP Module in additional power configurations. In that connection, we will continue to work toward securing exclusive supply arrangements with certain vendors, including our engine supplier and a developer of certain digital control systems incorporated in the Lean-One® CHP Module.

Liquidity and Sources of Financing

We are currently negotiating for sales of our CHP cogeneration and power generation systems with public utilities and other energy service companies, with significant interest for applications in high demand areas within our initial target geographic markets. As discussed in further detail herein, we have secured initial orders from customers for the purchase of our Lean-One® CHP Modules and made our initial commercial product delivery during the fiscal year ended June 30, 2004.   While we have secured additional orders during the first six months of this year and the contemplated cash collections in connection with these orders will enable us to meet certain of our cash needs, additional capital will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In that connection and as further discussed in Note C and Note E of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB, the Company has received from Calim BP an aggregate of $560,000 in unsecured advances.  The Company has signed a letter of intent with Calim BP for additional finanicning in the aggregate amount of approximately $2.5 million, a portion of which will be used to repay the currently outstanding payable to Calim BP in the approximate amount of $1 million the plus interest.  Completion of this financing is subject to negotiation and execution of definitive agreements.

In addition, as further discussed in Item 3 of Part II of this Quarterly Report on Form 10-QSB, the Company is currently in default with respect to certain interest and other obligations currently owing to Calim PE and Calim BP.  While neither Calim PE nor Calim BP has delivered a notice of default in that connection, there can be no assurance that it will not issue a notice of default in the future.  If either Calim PE or Calim BP delivers a notice of default, then the Company would need to secure alternative sources of capital to satisfy its obligations.

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

Plan of Operations

We continue to focus sales and marketing efforts of our CHP systems nationally, with particular emphasis initially in California, New York, and New Jersey, with plans to subsequently expand distribution worldwide.  We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives.  In that connection as discussed in further detail below, we have entered into business arrangements with several such companies.  In addition, we are currently in discussions with other companies in connection with sales and marketing of our initial product.  While we are optimistic that the business arrangements discussed below and these other discussions will result in positive outcomes for us, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to us or will result in significant sales, if any, of our products.

We are currently negotiating for the sale of our CHP cogeneration and power generation systems, with significant interest for applications in high demand areas within our initial target geographic markets.  In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module.  The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation. During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals.  Also in August 2003, we entered into a Financing Agreement with Calim Private Equity, LLC, or Calim PE, for funding energy purchase agreements generated by us.  A number of potential customers have indicated that their ability to procure our product is predicated on their obtaining third party financing.  The Financing Agreement with Calim PE will allow us to provide potential customers with the ability to utilize our Lean-One® CHP Module through energy purchase agreements as opposed to purchasing the system, thereby alleviating the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs (see Note C of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB).

Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from the Joint Strategic Agreement, Strategic Alliance Agreement, Teaming Agreement and Calim Financing Agreement, if and when realized.  However, while we believe that these agreements will help endorse our other selling efforts, we have not yet booked any sales as a result of these agreements and there can be no assurance that we will realize additional sales, if any, as a consequence of any such agreement.

During fiscal 2004, we hired two executive management personnel as well as senior sales professionals to promote Chapeau’s Lean-One® CHP Module product line to the energy industry’s significant West Coast distributed generation market.  If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we would anticipate adding a significant number of staff and management personnel during that period.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS 123R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments.  SFAS 123R eliminates Chapeau’s ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations.  SFAS 123R is effective for Chapeau beginning January 1, 2006, although early adoption is encouraged by the statement.  We are currently evaluating the method and timing of adoption.  We are also evaluating the impact that the adoption of SFAS 123R will have on our consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs, an amendment of ARB No. 43, Chapter 4.  The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not expect the adoption of SFAS 151 to have a material impact on our financial condition or results of operations, although the ultimate impact will depend on our future experience with idle facilities, freight, handling costs, and wasted materials (spoilage).

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  We do not expect this pronouncement to have a material impact on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended December 31, 2004, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involved an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to us to purchase equipment and is recorded as a current liability in customer deposits at December 31, 2004.  U.S. Power Corporation also claimed other damages in an undetermined amount.  In November 2003 the court denied Chapeau’s motion that the case be dismissed on the grounds of improper venue and transferred the case to the U.S. District Court for the District of Connecticut, where the case is currently pending. The Company continues to assess its alternatives with respect to this action and no accrual has been made for any additional amounts for which Chapeau may become liable under this claim as the anticipated outcome is not currently determinable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Chapeau has not made any interest payments or paid the loan placement fee due under a loan agreement entered into by Chapeau in August 2002 with Calim PE, as amended in December 2002.  Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the loan agreement and related note into convertible bonds, subject to certain other note holders also converting their respective notes into equity, which occurred in February 2003.   During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds.  The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.   Chapeau has not made any interest payments due under the convertible bonds.   Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $284,000 are included in current liabilities at December 31, 2004.

As discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, while the Company has made no interest payments as required under a bond financing agreement with Calim BP, Calim BP has not delivered a notice of default in connection with the referenced payments.   The Company and Calim BP are currently in discussions with respect to extending or otherwise modifying payment terms in that connection.   Accrued interest under the agreement in the aggregate amount of approximately $160,000 is included in current liabilities at December 31, 2004.

As also discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, a 12% per annum interest-bearing note payable to Calim BP in the principal amount of $500,000, together with unpaid accrued interest, was due on November 27, 2004.  While the Company has made no principal or interest payments under the note and the Company, Calim BP has not delivered a notice of default in connection with the referenced payments.   The Company and Calim BP are currently in discussions with respect to extending or otherwise modifying repayment terms of the note.  Unpaid principal and accrued interest under the note in the aggregate amount of approximately $517,000 is included in current liabilities at December 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In May 2003, the Company entered into an arrangement with Independent Energy Services, Inc., or IES, with respect to installation, maintenance and operation of a Lean-One® CHP Module.  In connection therewith, IES advanced to the Company approximately $228,500 for purchase of a Lean-One® CHP Module and certain other project costs, which amount the Company has recorded on its balance sheet as a current liability in customer deposits at December 31, 2004.  In October 2004, IES notified the Company that it would no longer provide services in connection with this project and has demanded the return of the advance noted above.  The Company is assessing alternatives available to it with respect to completing this project.  This may result in additional cost to us and possible delays in completing the project.

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

2	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated:  February 14, 2005

By /s/ Guy A. Archbold

       Guy A. Archbold, Chief Executive Officer

       and Chief Financial Officer

       (Principal Executive Officer)