Form 10QSB
period 2005-03-31
CHAPEAU INC
filed 2005-05-16
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Yes  X  No

As of May 16, 2005, the Issuer had 26,001,308 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    No  X

CHAPEAU, INC.

FORM 10-QSB

Table of Contents

Page
PART I – FINANCIAL INFORMATION

Item 1 Financial Statements 3

Item 2. Management’s Discussion and Analysis or Plan of Operation 13

Item 3. Controls and Procedures 21

PART II- OTHER INFORMATION

Item 1. Legal Proceedings 22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 23

Item 3. Defaults upon Senior Securities 23

Item 4. Submission of Matters to a Vote of Security Holders 23

Item 5. Other Information 24

Item 6. Exhibits 24

SIGNATURES 25

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of March 31, 2005 and June 30, 2004 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2005 and 2004, and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2005, and unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2005 and 2004 and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2005, together with unaudited condensed notes thereto.  In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2004, included in our annual report on Form 10-KSB.

CHAPEAU, INC.
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	June 30,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$ 763,082	$ 6,352
Inventories and related deposits	1,327,201	1,224,246
Other current assets	22,502	31,201
Total Current Assets	2,112,785	1,261,799

Property and Equipment, net of accumulated depreciation	42,722	51,953

Other Assets	172,742	173,064

Total Assets	$ 2,328,249	$ 1,486,816

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 1,159,955	$ 1,111,690
Accrued liabilities	1,454,544	1,029,472
Payable to related party	720,000	-
Customer deposits	1,176,405	931,280
Promissory notes	520,350	43,300
Current maturities of capitalized lease obligations	9,047	8,206
Total Current Liabilities	5,040,301	3,123,948

Long- Term Liabilities
Convertible bonds	2,302,307	2,002,720
Capitalized lease obligations, less current maturities	15,980	22,874

Total Liabilities	7,358,588	5,149,542

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized;
26,001,308 shares and 24,172,040 shares issued and outstanding
at March 31, 2005 and June 30, 2004, respectively	26,001	24,172
Additional paid-in capital	7,184,043	6,304,842
Deferred compensation	(50,838)	(43,074)
Deficit accumulated prior to date of inception of the
development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the
development stage	(11,930,172)	(9,689,293)
Total Shareholders' Deficit	(5,030,339)	(3,662,726)

Total Liabilities and Shareholders' Deficit	$ 2,328,249	$ 1,486,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC.
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
					For the period from
					February 3, 2000
	For the Three Months		For the Nine Months		(date of inception
	Ended		Ended		of the development
	March 31,		March 31,		stage) through
	2005	2004	2005	2004	March 31, 2005

Sales	$ -	$ 194,500	$ -	$ 194,500	$ 170,500
Cost of sales	-	109,823	-	109,823	134,823

Gross margin	-	84,677	-	84,677	35,677

Selling, general and administrative expense	559,127	626,242	1,573,613	1,470,961	6,576,454
Research and development expense	30,142	138,806	243,689	329,892	1,853,532
Stock issued for compensation	-	-	-	-	355,000
Casualty loss	-	200,000	-	200,000	-
Amortization of deferred compensation
from issuance of stock options	8,098	6,759	23,847	29,697	92,863
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and development	-	400,000	-	400,000	776,624

Loss from operations	(597,367)	(1,287,130)	(1,841,149)	(2,345,873)	(9,994,657)

Interest income	-	-	-	-	73,126
Interest expense	(117,950)	(64,811)	(313,003)	(140,579)	(726,919)
Interest expense from amortization of
discount on convertible debt and
debt issue costs	(30,441)	-	(86,727)	-	(1,281,722)

Net Loss	$ (745,758)	$ (1,351,941)	$ (2,240,879)	$ (2,486,452)	$ (11,930,172)

Basic and Diluted Loss Per Common Share	$ (0.03)	$ (0.06)	$ (0.09)	$ (0.11)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,354,967	22,834,128	24,232,125	22,223,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC.
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			For the period from
			February 3, 2000
	For the Nine Months		(date of inception
	Ended		of the development
	March 31,		stage) through
	2005	2004	March 31, 2005
Cash Flows From Operating Activities
Net loss	$ (2,240,879)	$ (2,486,452)	$ (11,930,172)
Adjustments to reconcile net loss to net
cash used in operating activities
Write-off of in-process research and
development acquired	-	400,000	776,624
Impairment of property and equipment	-	-	50,000
Casualty loss	-	200,000	-
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	-	386,000
Amortization of discount on convertible
promissory notes and bond issue costs	86,727	-	1,281,722
Amortization of deferred compensation from issuance
of stock options	23,847	29,696	92,863
Depreciation and amortization	11,023	23,026	223,683
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Inventories and related deposits	(102,955)	(15,103)	(1,327,201)
Other current assets	8,698	33,081	(19,335)
Other assets	(11,398)	(16,361)	(107,658)
Accounts payable	48,265	69,127	1,227,975
Accrued liabilities	425,072	246,475	1,589,317
Customer deposits	245,125	208,500	1,176,405
Net Cash Used In Operating Activities	(1,506,475)	(1,308,011)	(6,185,834)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,
net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(1,792)	(39,163)	(118,467)
Net Cash Used In Investing Activities	(1,792)	(39,163)	(476,243)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,
net of offering costs	750,000	-	2,937,285
Proceeds from issuance of promissory notes and convertible
bonds, and related beneficial conversion feature	824,000	1,385,000	3,597,501
Proceeds from issuance of warrants and common
stock related to convertible promissory notes	-	-	391,499
Proceeds from payable to related party	720,000	-	720,000
Payment of promissory note	(22,950)	-	(22,950)
Payment of capitalized lease obligations	(6,053)	(8,611)	(17,171)
Loan issue costs	-	-	(181,005)
Net Cash Provided By Investing Activities	2,264,997	1,376,389	7,425,159
Net Increase In Cash And Cash Equivalents	756,730	29,215	763,082
Cash And Cash Equivalents At Beginning Of Period	6,352	8,735	-
Cash And Cash Equivalents At End Of Period	$ 763,082	$ 37,950	$ 763,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(A)  Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations — Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001.  From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems.  Although the Company sold its initial commercial power generation system during the year ended June 30, 2004, the Company continues to be a development stage company due to the lack of significant sales.  Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system.  Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.”  BluePoint Energy, Inc. does not exist as a separate legal entity.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2004 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2004, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of March 31, 2005, its consolidated results of operations for the three months ended March 31, 2005 and 2004, and its consolidated results of operations and cash flows for the nine months ended March 31, 2005 and 2004, and for the period from February 3, 2000 (date of inception of the development stage), through March 31, 2005.

The results of operations for the three months and nine months ended March 31, 2005, may not be indicative of the results that may be expected for the year ending June 30, 2005.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is considered to be in the development stage.   The Company incurred losses of $745,758 and $1,351,941 during the three-month periods ended March 31, 2005 and 2004, respectively, and incurred losses of $2,240,879 and $2,486,452 and used $1,506,475 and $1,308,011 of cash in its operating activities during the nine-month periods ended March 31, 2005 and 2004, respectively.  Through March 31, 2005, the Company has accumulated a deficit during the development stage of $11,930,172 and at March 31, 2005, the Company has a shareholders’ deficit of $5,030,339 and a working capital deficit of $2,927,516. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to continue to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development and marketing of its packaged co-generation and power generation system to the electrical power market. Although the Company has secured purchase orders for its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future.  To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by issuance of its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

Stock-Based Compensation – At March 31, 2005, the Company has outstanding stock options issued to management, employees, consultants and members of the board of directors.  The Company accounts for options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Stock-based compensation expense of $8,097 and $6,760 is reflected in net loss for the three months ended March 31, 2005 and 2004, respectively, and of $23,846 and $29,697 is reflected in net loss for the nine months ended March 31, 2005 and 2004, respectively.  The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss:
As reported	$ (745,758)	$ (1,351,941)	$ (2,240,879)	$ (2,486,452)
Add: Total stock-based compensation expense
included in reported net loss	8,097	6,760	23,846	29,697
Less: Total stock-based compensation expense
determined under fair value based method	(43,056)	(88,062)	(171,869)	(247,331)
Pro forma net loss	$ (780,717)	$ (1,433,243)	$ (2,388,902)	$ (2,704,086)
Basic and diluted loss per share:
As reported	$ (0.03)	$ (0.06)	$ (0.09)	$ (0.11)
Pro forma	$ (0.03)	$ (0.06)	$ (0.10)	$ (0.12)

(B)

Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and bonds, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 34,998,150 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at March 31, 2005.  None of the 23,463,882 shares of common stock issuable upon conversion of debt, exercise of options of warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at March 31, 2004.

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(C) Financing

2004 Convertible Debt and Equity Financing – On April 16, 2004, the Company entered into a Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP.  Under the terms of this agreement, the Company was authorized to issue up to $2,000,000 of five-year 12% Series A Convertible Bonds.  The Company issued bonds in the amount of $1,676,000 prior to June 30, 2004 and issued the remaining bonds in the amount of $324,000 during the quarter ended September 30, 2004.  The terms of the convertible bonds include the following: (1) the bonds are due May 1, 2009; (2) interest on the bonds accrues at 12% per annum, payable on a semiannual basis commencing October 2004; (3) the bonds may be prepaid by the Company at any time subsequent to May 1, 2006; (4) the bonds are convertible into units, each unit comprised of one share of common stock and one warrant exercisable for common stock, with an initial conversion price of $0.40 per unit; (5) the conversion price of bonds will be subject to periodic adjustment upon the occurrence of certain events, including, but not limited to, the sale of common stock by the Company at less than the conversion price of the bonds and the issuance of convertible securities with a lower conversion price; and (6) customary registration rights.  The warrants to be received in the event of conversion are exercisable at $1.00 per share and have a term of two years after the date of conversion. The Company has made no interest payments under this agreement and was technically in default under the terms of the bonds; however,  Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities.  On April 14, 2005, the Company entered into a First Amendment and Supplement to Bond Purchase Agreement, which amended the terms of the Bond Purchase Agreement dated April 16, 2004.  See Note F.

The proceeds from the bonds were allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds.  The total amount allocated to the beneficial conversion option was $613,702, has been recorded as a discount on the convertible bonds, and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through May 1, 2009, the due date of the bonds.  The placement fee paid to Calim BP in the amount of $80,000 is being amortized to interest expense over the term of the bonds.  Total interest expense from the amortization of discount on convertible debt and debt issue costs was $30,441 and $86,727 for the three months and nine months ended March 31, 2005 (none for the three months and nine months ended March 31, 2004).

Note Payable to Calim BP – In August 2004, the Company executed a promissory note in favor of Calim BP providing for principal borrowings in the maximum amount of $500,000.  During the three months ended September 30, 2004, the Company borrowed $321,000 under the note and borrowed the remaining $179,000 under the note during the three months ended December 31, 2004.  The note bears interest at a rate of 12% per annum with principal and accrued interest due November 27, 2004.  The promissory note was not paid when due on November 27, 2004 and was in default.  Calim has provided the Company with a waiver of this default, however, and, on April 14, 2005, the Company entered into a First Amendment and Supplement to Bond Purchase Agreement, under which the principal balance due under this note was converted into part of the initial bond issued under this new agreement.  See Note F.

Payable to Related Party – The Company has received $720,000 in unsecured advances from Calim BP from November 16, 2004 through March 31, 2005, and an additional $50,000 through April 14, 2005.  The unsecured advances accrue interest at 12% per annum.  On April 14, 2005, the Company entered into a First Amendment and Supplement to Bond Purchase Agreement, under which the aggregate balance of these unsecured advances totaling $770,000 were converted into part of the initial bond issued under this new agreement.  See Note F.

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note Payable to Landlord – The Company executed Amendment Number 1 effective October 1, 2004 (the “Amendment”) to the deferred payment and settlement agreement (the “Agreement”) with its landlord in Sparks, Nevada.  Under the terms of the amendment, the Company paid the landlord $3,300 in principal against the promissory note issued in connection with the Agreement, and has paid monthly payments of $2,500.  The Company has again amended this Agreement effective April 1, 2005.  Under the terms of this second amendment, the Company paid $8,898, reducing the amount due to $20,350 at March 31, 2005.  The amended note provides for minimum monthly payments of $2,500 with the balance due on October 1, 2005.  The note is unsecured, and bears interest at 10%.

Summary information regarding notes payable, bonds payable, and payable to related party for the nine months ended March 31, 2005 is as follows:

	Promissory Notes, Bonds Payable, and Payable to Related Party	Unamortized Discount on Bonds Payable	Promissory Notes, Bonds, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2004	$ 2,540,300	$ (494,280)	$ 2,046,020
Issuance of bonds	324,000	(99,420)	224,580
Amortization of discount	-	75,007	75,007
Proceeds from promissory note	500,000	-	500,000
Proceeds from payable to related party	720,000	-	720,000
Payment on note to landlord	(22,950)	-	(22,950)
Balance at March 31, 2005	$ 4,061,350	$ (518,693)	$ 3,542,657

Notes, bonds payable, and payable to related party at March 31, 2005 and June 30, 2004 are summarized as follows:

	March 31,	June 30,
	2005	2004
12% convertible bonds, due May 2009, secured
by all assets of the Company	$ 1,481,307	$ 1,181,720
12% convertible bonds, due February 2008,
secured by all assets of the Company	821,000	821,000
12% note payable, unsecured	500,000	-
Payable to related party	720,000
10% note payable, unsecured	20,350	43,300
Total Notes and Bonds Payable, less
Unamortized Discount	3,542,657	2,046,020
Less current portion	1,240,350	43,300
Long-Term Bonds Payable	$ 2,302,307	$ 2,002,720

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Cogeneration Project Financing Agreement – In August 2003, the Company entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE.  However, the agreement provides no financing to the Company.  Instead, under the agreement, Calim PE, through Calim-BPEP I, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by the Company.  See Item 2. Management’s Discussion and Analysis or Plan of Operation – Cogeneration Project Financing Arrangements for a description of the terms of this agreement.

(D)

Common Stock

In March 2005, the Company issued 1,829,268 shares of common stock at $0.41 per share in a private placement to a foundation that is presently a shareholder of the Company.  Proceeds to the Company were $750,000.  In connection with the private placement, the Company also issued to the foundation warrants to acquire 1,829,268 shares of common stock, which warrants have an exercise price of $0.60 per share and expire in March 2007.  The president and trustee of the foundation subsequently became a director of the Company.

(E)

Contingent Liabilities

In June 2003, the Company was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involved an alleged breach of contract by the Company in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to the Company to purchase equipment and is recorded as a current liability in customer deposits at March 31, 2005.  U.S. Power Corporation also claimed other damages in an undetermined amount.  In April 2005, the Company and U.S. Power Corporation entered into a Settlement Agreement and Release in connection with this case whereby, among other things, the Company will repay to U.S. Power Corporation $150,000 of U.S. Power Corporation’s deposit in exchange for U.S. Power Corporation’s dismissal of the case and release of all claims related thereto.   See Note F.

In February 2005, the Company was named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The matter relates to a joint venture between the Company and Independent Energy Services, Inc. (“IES”) involving the development of a cogeneration demonstration project.  IES seeks the return of $228,500 that was transferred to the Company in connection with the project and has asserted claims for, among other things, rescission of the joint venture agreement and conversion.  The Company has denied the material allegations of IES' suit and intends to defend against the claims.  The Company has recorded IES’s transfer in the amount of $228,500 on its balance sheet as a current liability in customer deposits at March 31, 2005.  The Company is assessing alternatives available to it with respect to completing this project.  This may result in additional cost to us and possible delays in completing the project.

CHAPEAU, INC.

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(F)

Subsequent Events

On April 14, 2005, the Company entered into a First Amendment and Supplement to Bond Purchase Agreement with Calim PE.  Under the terms of this agreement, the Company is authorized to issue Series B Convertible Bonds in an aggregate principal amount of up to $2,500,000.  On April 14, 2005, the Company converted $1,270,000 in debt with Calim BP representing the balance of the note payable of $500,000 and the balance of the payable to related party of $770,000 into bonds pursuant to the agreement.  Subsequent to April 14, 2005, the Company has issued additional bonds in the amount of $100,000.  The Company will issue the balance of $1,130,000 available under the agreement to fund development activities.  As consideration for entering into the agreement, the Company will pay Calim BP a fee of $100,000.  In addition, pursuant to the agreement, the conversion price of Series A Convertible Bonds in the aggregate principal amount of $2,000,000 issued pursuant to the Bond Purchase Agreement dated April 16, 2004 was reduced from $0.40 to $0.30 per unit and the exercise price of the warrants issuable pursuant to such agreement was reduced from $1.00 to $0.50 per share.

The Series B Convertible Bonds mature on March 31, 2010, accrue interest at 12% per annum, payable on a semiannual basis, and may be prepaid by Chapeau at any time subsequent to May 1, 2007.  The bonds are convertible into units, each unit comprised of one share of common stock and one warrant, at an initial conversion price of $0.30 per unit, subject to periodic adjustment upon the occurrence of certain events, including, but not limited to, the sale of common stock at less than the conversion price and the issuance of convertible securities with a lower conversion price.  The bonds are secured by substantially all of the assets of Chapeau and have certain registration rights as set forth in the agreement. The warrants to be received in the event of conversion of the bonds are exercisable at $0.50 per share and have a term of two years after the date of conversion.

As discussed in further detail in Note E, also in April 2005, the Company and U.S. Power Corporation entered into a Settlement Agreement and Release in connection with a lawsuit initiated against the Company by U.S. Power Corporation whereby the Company will repay to U.S. Power Corporation $150,000 of U.S. Power Corporation’s deposit in exchange for U.S. Power Corporation’s dismissal of the case and release of all claims related thereto.

Also in April 2005, the Company entered into a Confidential Waiver and Release Agreement (the “Agreement”) in connection with the early termination of an employment contract with an employee of the Company.  Under the terms of the Agreement, among other things, in exchange for the termination of the employment contract approximately 19 months prior to its expiration, the Company agreed to pay to the employee in 9 equal monthly installments commencing in April 2005 an amount equal to the aggregate of: (i) severance pay equal to six months of the employee’s annual salary; and (ii) certain other amounts as set forth in the employee’s employment contract.  At  March 31, 2005, the Company included in accrued liabilities the aggregate amount of payments due to the employee under the Agreement in the approximate amount of $123,000.

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

We have a history of operating losses and may continue to see losses in the future.  During this past fiscal quarter, Chapeau sustained a loss of approximately $746,000 and, as of March 31, 2005 had an accumulated deficit of approximately $12 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock.  As a result of various transactions previously entered by us, as of March 31, 2005, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 35 million shares of common stock.  This represents significant additional potential dilution for our existing shareholders.  The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

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

Managerial control of Chapeau was transferred to a new board of directors in February 2001.  In April 2001, we acquired Specialized Energy Products, Inc., or Specialized, making Specialized a wholly owned subsidiary of Chapeau.  Specialized developed customized engines and control panels used by developers and manufacturers of packaged cogeneration and power generation systems supplied to the electrical power market and, subsequent to the acquisition of Specialized, we have focused the Company’s resources on the development of our power generation system.

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

Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees.  Chapeau has incurred selling, general and administrative expenses in the amount of $6,576,454, and research and development costs of $1,853,532 for the period from February 3, 2000 (date of inception of the development stage) to March 31, 2005, principally since February 2001.  Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, and consulting services.  Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

At March 31, 2005, Chapeau had current assets of $2,112,785 and current liabilities of $5,040,301, resulting in a working capital deficit of $2,927,516.  Current assets principally consist of cash, inventories and related deposits.  Inventories principally represent the cost of engines and related components for systems being assembled. Current liabilities are principally composed of accounts payable, accrued wages and related payroll tax and benefit liabilities, accrued interest, customer deposits, notes payable, and payable to related party.

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

Proprietary protection for our products, processes and know-how is important to our business.  Two U.S. patents have been issued covering certain aspects of our cogeneration systems and three patent applications are pending with the U.S. Patent and Trademark Office.  We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position.  When advisable, we intend to continue to file such applications to protect our technology, inventions and other intellectual properties.  We believe our patents and patent applications cover significant proprietary technology in devices, processes and materials.

In addition, we have registered “LEAN ONE” and “BPE” with the U.S. Patent and Trademark Office and the European Economic Community.  Trademark applications for “ULTRA LEAN-ULTRA CLEAN,” “COGENERATION FOR THE NEXT GENERATION” and “SC-EGR” are pending with the U.S. Patent and Trademark Office.

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

Liquidity and Sources of Financing

We are currently negotiating for sales of our CHP cogeneration and power generation systems with public utilities and other energy service companies, with significant interest for applications in high demand areas within our initial target geographic markets. As discussed in further detail herein, we have secured initial orders from customers for the purchase of our Lean-One® CHP Modules and made our initial commercial product delivery during the fiscal year ended June 30, 2004.   While we have secured additional orders during the first nine months of this year and the contemplated cash collections in connection with these orders will enable us to meet certain of our cash needs, additional capital will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In that connection and as further discussed in Note D of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB, in March 2005, we completed a private placement of common stock generating $750,000 in net proceeds.  In April 2005, we executed an amendment to an existing bond facility with Calim Bridge Partners I, LLC providing for the issuance of up to $2,500,000 in 12% five-year Series B Convertible Bonds, under which facility we currently have available for future issuance approximately $1,130,000 in additional bonds.  See Note F of Notes to Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-QSB.

In addition, as further discussed in Item 3 of Part II of this Quarterly Report on Form 10-QSB, the Company is currently in default with respect to certain interest and other obligations currently owing to Calim PE and Calim BP.  While Calim has waived these current defaults, there can be no assurance that it will issue similar waivers in the event that the Company should be in default in the future.  If either Calim PE or Calim BP delivers a notice of default, then the Company would need to secure alternative sources of capital to satisfy its obligations.

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

Cogeneration Project Financing Arrangements

In August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE.  However, the agreement provides no financing to us.  Instead, under the agreement, Calim PE, through Calim-BPEP I, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by us.  The financing agreement with Calim PE will allow potential customers with the ability to utilize our Lean-One® cogeneration systems through energy purchase agreements as opposed to purchasing the system, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs.   If installation sites are completed, Calim-BPEP I will have all risks and rewards related to any energy purchase agreements it enters with potential customers.  We will have no obligation to repurchase any cogeneration units sold to Calim BPEP I.

For cogeneration projects funded in connection with the financing agreement, Calim-BPEP I  will purchase requisite Lean-One® cogeneration systems from us and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs.  Calim-BPEP I will also enter into an energy purchase agreement with the end user at the site for the sale and purchase of electricity generated by such system.  If any system installations occur, we will receive, under the financing agreement, a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Calim-BPEP I.  The financing agreement further provides for revenue sharing arrangement between us and Calim-BPEP I based upon 25% of net cash flows after Calim-BPEP I has received a payout of 100% of its investment at the respective user site.

The agreement gives Calim-BPEP I the right to transfer its interest in a particular site project to us in exchange for our common stock at a per share exchange price of $3.00 for a period of ten years from the date of the agreement; provided, however, that at any time after the fifth year we can demand that Calim-BPEP I transfer its interest in a particular site project to us or forego its right to later exchange its interest in such site project to us for our common stock.  As a result of this conversion right, Calim-BPEP I will be a variable interest entity with respect to Chapeau and its operations and balances will be consolidated into the financial statements of the Company upon the sale of any Lean- One® cogeneration systems to Calim-BPEP I. On a consolidated basis, revenue will be recognized from the sale of energy to customers under energy purchase agreements. Intercompany sales of Lean- One® cogeneration systems to Calim-BPEP I will be eliminated in consolidation and equipment costs and site preparation costs will be capitalized as property and equipment.

To-date, none of our cogeneration systems have been sold through this agreement nor have we received any revenue from this agreement.  However, we believe that this agreement is material to our business.  For many of our potential customers the availability of financing to fund the purchase of our cogeneration system is a critical factor influencing their decision to purchase.  At present, we do not have the financial capacity to provide such financing and, without the alternative provided by this agreement, we believe that the sales of our cogeneration systems will be materially less than if this project financing arrangement is available to potential customers.

Calim has the sole discretion to choose to finance or not to finance any particular project under this agreement.  We do not have a similar arrangement with an alternative party in the event that Calim chooses not to participate in a particular project under this agreement and, in such event, we would attempt to find a replacement party, although we can provide no assurances that such replacement party would be available at all or would be willing to participate on terms acceptable to us.

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

We are currently negotiating for the sale of our CHP cogeneration and power generation systems, with significant interest for applications in high demand areas within our initial target geographic markets.  In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module.  The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation. During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals. Also, in August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE.  However, the agreement provides no financing to us.  Instead, under the agreement, Calim PE, through Calim-BPEP I, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by us.  The financing agreement with Calim PE will provide potential customers with the ability to utilize our Lean-One® cogeneration systems through energy purchase agreements as opposed to purchasing the system, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs (see Note C of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB and “Cogeneration Project Financing Arrangements” in Item 2 of Part I of this Quarterly Report on Form 10-QSB).

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for reporting periods beginning after June 15, 2005.  We do not expect this pronouncement to have a material impact on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2005, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involved an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to us to purchase equipment and is recorded as a current liability in customer deposits at March 31, 2005.  U.S. Power Corporation also claimed other damages in an undetermined amount.  In April 2005, the Company and U.S. Power Corporation entered into a Settlement Agreement and Release in connection with this case whereby, among other things, the Company will repay to U.S. Power Corporation $150,000 of U.S. Power Corporation’s deposit in exchange for U.S. Power Corporation’s dismissal of the case and release of all claims related thereto.

In January 2005, the Company filed an action in Chapeau, Inc. d/b/a BluePoint Energy, Inc. v. Gammill Electric, Inc. and Able Crane Service, Inc. in the Superior Court of State of California, County of Placer. The matter involves the recovery from the defendants of damages suffered by the Company in connection with an incident involving the parties in the amount of approximately $200,000 plus interest and reimbursement of certain other costs.  In February 2004, one of the Company’s cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  The Company was not a party to the related repair activities but the Company supplied a replacement system and returned the damaged system to the Company’s manufacturing facilities for diagnostic evaluation.  The Company recorded a casualty loss in its statement of operations for the quarter ended March 31, 2004 in connection with this event.  The Company is seeking recovery of the full amount of the recorded loss plus certain other related costs and expenses from the defendants.

In February 2005, the Company was named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The matter relates to a joint venture between the Company and Independent Energy Services, Inc. (“IES”) involving the development of a cogeneration demonstration project.  IES seeks the return of $228,500 that was transferred to the Company in connection with the project and has asserted claims for, among other things, rescission of the joint venture agreement and conversion.  The Company has denied the material allegations of IES' suit and intends to defend against the claims.  The Company has recorded IES’s transfer in the amount of $228,500 on its balance sheet as a current liability in customer deposits at March 31, 2005.  The Company is assessing alternatives available to it with respect to completing this project.  This may result in additional cost to us and possible delays in completing the project.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously furnished on Form 8-K dated March 22, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Chapeau has not made any interest payments or paid the loan placement fee due under a loan agreement entered into by Chapeau in August 2002 with Calim PE, as amended in December 2002. Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the loan agreement and related note into convertible bonds, subject to certain other note holders also converting their respective notes into equity, which occurred in February 2003.  During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds.  The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.   Chapeau has not made any interest payments due under the convertible bonds and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities.  Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $319,000 are included in current liabilities at March 31, 2005.

As discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, the Company has made no interest payments as required under a bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities.  Accrued interest under the agreement in the aggregate amount of approximately $220,000 is included in current liabilities at March 31, 2005.

As also discussed in further detail in Note C and Note F of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, a 12% per annum interest-bearing note payable to Calim BP in the principal amount of $500,000, together with unpaid accrued interest, was due on November 27, 2004.  The promissory note was not paid when due and was in default.  Calim has provided the Company with a waiver of this default, however, and, on April 14, 2005, the Company entered into a First Amendment and Supplement to Bond Purchase Agreement, under which the principal balance due under this note was converted into part of the initial bond issued under this new agreement.  Unpaid principal and accrued interest under the note in the aggregate amount of approximately $532,000 is included in current liabilities at March 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	First Amendment and Supplement to Bond Purchase Agreement dated April 14, 2005 between Chapeau, Inc. and Calim Private Equity, LLC	This filing

2	(31)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification	This filing

3	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated:  May 16, 2005

By /s/ Guy A. Archbold

       Guy A. Archbold, Chief Executive Officer

       and Chief Financial Officer

       (Principal Executive Officer)