Form 10KSB/A
period 2004-06-30
CHAPEAU INC
filed 2005-06-17
CIK 783211

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

10 Greg Street
Sparks, Nevada 89431
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (916) 941-6319

Securities registered under section 12(b) of the Act:

Title of each class Name of each exchange on which registered
None None

Securities registered under section 12(g) of the Act:
None
(Title of class)

Check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   x

The Issuer's revenues for its most recent fiscal year were $170,500.

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

8A. Controls and Procedures 13

PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
16(a) of the Exchange Act 14

10. Executive Compensation 16

11. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters 19

12. Certain Relationships and Related Transactions 21

13. Exhibits and Reports on Form 8-K 23

14. Principal Accountant Fees and Services 25

SIGNATURES 26

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

Research and development expenses amounted to $714,913 and $248,779 for the years ended June 30, 2004 and 2003, respectively.

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

EMPLOYEES

As of June 30, 2004, we had fourteen full-time employees including four in administration, four in sales and marketing, three in research and development, and three in manufacturing and production.

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

For the period from February 3, 2000 through June 30, 2004, we have incurred selling, general and administrative expenses of $5,002,841 and research and development costs of $1,609,843.  We have incurred selling, general and administrative expenses in the amounts of $2,102,036 and $1,387,627 for the years ended June 30, 2004 and 2003, respectively.  Included in the amount for the year ended June 30, 2004 is a charge in the amount of $50,000 to reduce the carrying value of property and equipment to estimated realizable value.  We have also incurred research and development costs of $714,913 and $248,779 for the years ended June 30, 2004 and 2003, respectively.    During the year ended June 30, 2004, one of our cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  While Chapeau was not a party to the related repair activities, Chapeau supplied a replacement system and returned the damaged system to Chapeau’s manufacturing facilities for diagnostic evaluation.  Chapeau recorded $125,000 as additional research and development expense in connection with this casualty loss, substantially representing the estimated full repair and/or replacement cost of the damaged system.  Additionally, during the year ended June 30, 2004, Chapeau issued 1,000,000 shares of its common stock as incentive shares in connection with the Plan of Reorganization and Agreement dated as of April 11, 2001.  The issued common shares were recorded as additional purchase price at fair market value of $400,000 on the date the shares were issued and was allocated to in-process research and development and was charged to expense when the stock was issued.

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

In addition, as further discussed in Note 4 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB under the caption “2002 Convertible Debt and Equity Financing,” the Company is currently in default with respect to certain interest and other obligations currently owing to Calim PE; however, Calim PE has provided the Company with a waiver of the default.

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

Cogeneration Project Financing Arrangements

In August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE.  However, the agreement provides no financing to us.  Instead, under the agreement, Calim PE, through Calim-BPEP I, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by us.  The “financing agreement” with Calim PE will allow potential customers with the ability to utilize our Lean-One® cogeneration systems through energy purchase agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs.  If installation sites are completed, Calim-BPEP I will have all risks and rewards related to any energy purchase agreements it enters with potential customers.  We will have no obligation to repurchase any cogeneration units sold to Calim BPEP I.

For cogeneration projects funded in connection with the “financing agreement,” Calim-BPEP I will purchase requisite Lean-One® cogeneration systems from us and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs.  Calim-BPEP I will also enter into an energy purchase agreement with the end user at the site for the sale to the end user of electricity generated by such system.  If any system installations occur, we will receive, under the “financing agreement,” a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Calim-BPEP I.  The financing agreement further provides for revenue sharing arrangement between us and Calim-BPEP I based upon 25% of net cash flows after Calim-BPEP I has received a payout of 100% of its investment at the respective user site.

The agreement gives Calim-BPEP I the right to transfer its interest in a particular site project to us in exchange for our common stock at a per share exchange price of $3.00 for a period of ten years from the date of the agreement; provided, however, that at any time after the fifth year we can demand that Calim-BPEP I transfer its interest in a particular site project to us or forego its right to later exchange its interest in such site project for our common stock.  As a result of this conversion right, Calim-BPEP I will be a variable interest entity with respect to Chapeau and its operations and balances will be consolidated into the financial statements of the Company upon the sale of any Lean- One® cogeneration systems to Calim-BPEP I. On a consolidated basis, revenue will be recognized from the sale of energy to customers under energy purchase agreements. Intercompany sales of Lean- One® cogeneration systems to Calim-BPEP I will be eliminated in consolidation and equipment costs and site preparation costs will be capitalized as property and equipment.

To date, none of our cogeneration systems have been sold through this agreement nor have we received any revenue from this agreement.  However, we believe that this agreement is material to our business.  For many of our potential customers the availability of financing to fund the purchase or use of our cogeneration system is a critical factor influencing their decision to use our system.  At present, we do not have the financial capacity to provide such financing and, without the alternative provided by this agreement, we believe that the sales and use of our cogeneration systems will be materially less than if this project financing arrangement is available to potential customers.

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

We received our initial orders from customers for the purchase of our Lean-One® Systems, together with corresponding deposits, during fiscal 2003 and the fiscal 2004 first quarter ended September 30, 2003 and we are currently negotiating for the sale of our CHP cogeneration and power generation systems to several public utilities and other energy service companies, with significant interest for applications in high demand areas throughout the United States.  In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module.  The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation. During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules.  In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals.  Also, in August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE.  However, the agreement provides no financing to us.  Instead, under the agreement, Calim PE, through Calim-BPEP 1, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by us.    (see Note 8 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB).

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

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules 13a-15(e) and15d-15(e), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2004.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

	Number of		Rights to	Percent of
	Shares		Acquire	Ownership
Name and Address of Beneficial	of Common	Percent of	Common	if Rights
Owners[1]	Stock Held	Ownership[2]	Stock[3]	Exercised[4]

Principal Shareholders

Guy A. Archbold	2,000,000	8.30%	1,100,000	12.3%
9525 Windrose Lane
Granite Bay, California 95746

Gerald H. Dorn	2,934,750	12.10%	300,000	13.2%
508 Island Dr.
Reno, Nevada 89509
	653,750	2.70%	600,000	5.1%
Thomas J. Manz
4210 East Lane
Sacramento, California 95864

MFPI, LLC	2,333,334	9.70%	9,071,873	34.3%
P.O. Box 2720
Aspen, Colorado 81612

Calim Venture Partners II, LLC	0	0.00%	7,842,009	24.5%
P.O. Box 2720
Aspen, Colorado 81612

Michael Feinberg 1986 Insurance Trust	1,250,000	5.20%	1,250,000	9.8%
P.O. Box 2720
Aspen, Colorado 81612

Calim Bridge Partners I, LLC	0	0.00%	10,000,000	29.3%
P.O. Box 2720
Aspen, Colorado 81612

Directors and Officers

Guy A. Archbold	---------------------------------See Above------------------------------

Gerald H. Dorn	---------------------------------See Above------------------------------

Thomas J. Manz	---------------------------------See Above------------------------------

Robert W. Medearis	384,222	1.60%	400,000	3.2%
195-A Bryant Street
Palo Alto, California 94301

Robert K. Adams	376,950	1.60%	300,000	2.8%
P. O. Box 1083
Ketchum, Idaho 83340

Thomas R. Black	0	0.00%	330,205	1.3%
22908 Country Club Drive
South Lyon, Michigan 48178

Ranson Roser	0	0.00%	219,840	0.9%
1759 Terrace Heights Lane
Reno, Nevada 89523

All Officers and Directors as a	6,349,672	26.30%	3,250,045	35.0%
Group (7)

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

REPORTS ON FORM 8-K

During the last quarter of the fiscal year ended June 30, 2004, we did not file any reports on

 Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2004 and 2003 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all income tax return preparation services during those years.  Each year our audit committee pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell.  All other non-audit services, if any, must be pre-approved by our audit committee on a case by case basis.  All services described below were pre-approved by our audit committee.  The percentage of hours expended on the audit by persons other than full time, permanent employees of Hansen, Barnett & Maxwell was zero.

Audit Fees

Aggregate fees billed to us for the years ended June 30, 2004 and 2003 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $27,820 and $22,031, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us for the years ended June 30, 2004 and 2003 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $1,703 and $2,162, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CHAPEAU, INC.

Dated: June 14, 2005

By   /s/Guy A. Archbold

Guy A. Archbold, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 14, 2005

By   /s/Guy A. Archbold

     Guy A. Archbold, Director

Dated: June 14, 2005

By   /s/Gerald H Dorn

     Gerald H. Dorn, Director

Dated: June 14, 2005

By   /s/Robert W Medearis

     Robert W. Medearis, Director

Dated:

By  ____________________

     Robert K. Adams, Director

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm F-2

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

Notes to Consolidated Financial Statements F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

October 1, 2004

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2004	2003
ASSETS
Current Assets
Cash	$ 6,352	$ 8,735
Inventory	1,217,875	1,386,727
Deposits on inventory	6,371	12,367
Other current assets	31,201	48,449
Total Current Assets	1,261,799	1,456,278

Property and Equipment, net of accumulated depreciation	51,953	49,719

Other Assets	173,064	59,616

Total Assets	$ 1,486,816	$ 1,565,613

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 1,111,690	$ 909,396
Accrued liabilities	1,029,472	700,761
Customer deposits	931,280	722,780
Promissory note	43,300	43,300
Current maturities of capitalized lease obligations	8,206	-
Total Current Liabilities	3,123,948	2,376,237

Long- Term Liabilities
Convertible bonds, less unamortized discount	2,002,720	821,000
Capitalized lease obligations, less current maturities	22,874	-

Total Liabilities	5,149,542	3,197,237

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized;
24,172,040 shares and 21,922,040 shares issued and
outstanding at June 30, 2004 and 2003, respectively	24,172	21,922
Additional paid-in capital	6,304,842	4,885,810
Deferred compensation	(43,074)	(47,530)
Deficit accumulated prior to date of inception of the
development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the
development stage	(9,689,293)	(6,232,453)
Total Stockholders' Deficit	(3,662,726)	(1,631,624)

Total Liabilities and Stockholders' Deficit	$ 1,486,816	$ 1,565,613

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
Issuance of stock and warrants
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

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			For the period from
			February 3, 2000
	For the Years		(date of inception
	Ended		of the development
	June 30,		stage) through
	2004	2003	June 30, 2004
Cash Flows From Operating Activities
Net loss	$ (3,456,840)	$ (2,771,204)	$ (9,689,293)
Adjustments to reconcile net loss to net cash used in
operating activities
Write-off of in-process research and development acquired	400,000	-	776,624
Impairment of property and equipment	50,000	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	381,000	386,000
Amortization of discount on convertible promissory notes
and debt issue costs	23,198	623,679	1,194,995
Amortization of deferred compensation from issuance
of stock options	36,456	32,560	69,016
Depreciation and amortization	32,525	16,871	212,660
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Inventories and related deposits	174,848	(1,124,649)	(1,224,246)
Other current assets	17,248	(34,577)	(28,033)
Other assets	(36,644)	(44,530)	(96,260)
Accounts payable	202,294	562,452	1,179,710
Accrued liabilities	389,711	321,273	1,164,245
Customer deposits	208,500	722,780	931,280
Net Cash Used In Operating Activities	(1,958,704)	(1,314,345)	(4,679,359)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,
net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(42,561)	(21,360)	(116,675)
Net Cash Used In Investing Activities	(42,561)	(21,360)	(474,451)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,
net of offering costs	475,000	725,000	2,187,285
Proceeds from issuance of promissory notes and convertible
bonds, and related beneficial conversion features	1,535,000	685,071	2,773,501
Proceeds from issuance of warrants and common
stock related to convertible promissory notes	-	114,929	391,499
Payment of capitalized lease obligations	(11,118)	-	(11,118)
Debt issue costs	-	(181,005)	(181,005)
Net Cash Provided By Investing Activities	1,998,882	1,343,995	5,160,162
Net Increase In Cash	(2,383)	8,290	6,352
Cash At Beginning Of Period	8,735	445	-
Cash At End Of Period	$ 6,352	$ 8,735	$ 6,352

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

Revenue Recognition — The Company recognizes revenues from the sale of its products generally when evidence of an arrangement exists, the goods have been shipped to the customers or delivered to the customer’s location and collection of the sales price is reasonably assured.  In order to reasonably assure the collectibility of sales, the Company requires a deposit of 50% of the purchase price from the purchaser upon acceptance of a product order.  A purchaser may cancel any order if notice of cancellation is given 30 days before the scheduled delivery date.  Once delivery has occurred no right of return exists and the sale is final. The Company’s standard proposed terms of sale require the remaining balance of the purchase price to be paid upon notification of availability of delivery of the product.. The Company generally provides a one-year warranty covering materials and workmanship and accruals are provided for anticipated warranty expenses.

Inventories and Deposits on Inventory — Inventories are stated at the lower of cost or market. Cost is determined under the first-in-first-out method. Deposits toward the purchase of assets are reflected as a current asset separate from inventories. At June 30, 2004 and 2003, inventories consisted of the following:

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004

2003

Parts for power systems, principally engines

$

600,832

$

802,429

Power system assemblies in process

617,043

584,298

Total Inventories

$

1,217,875

$

1,386,727

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

During the year ended June 30, 2004, the Company recognized impairment of property and equipment in the amount of $50,000 to reduce the carrying value of property and equipment to estimated realizable value. An undiscounted cash flow model was used to determine the amount of property that needed impairment. Management used what they considered a conservative estimate of units it will collect cash receipts for during the next three years and included other related costs per guidance of SFAS 144 in the model.  In recognizing the impairment, a new cost basis of accounting was established for property and equipment.  The impairment of property and equipment is included in the statement of operations under the caption “selling, general and administrative expense.”

Depreciation and amortization expense relating to property and equipment was $32,525 and $16,871 during the years ended June 30, 2004 and 2003.

Intangible Assets — Prior to their impairment, as further discussed in Note 3, identifiable intangible assets originating in the acquisition of Specialized Energy Products, Inc. were amortized using the straight-line method over their estimated useful lives of three to five years.

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

Basic and Diluted Loss Per Share —Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants, convertible notes and bonds, and contingently issuable common stock have been excluded from the diluted loss per share calculations.  None of the options, warrants, convertible notes or bonds, or contingently issuable common stock outstanding, as discussed in Notes 4, 5 and 7, were included in the computations of diluted loss per share.

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

Recent Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen.  FIN 46, as revised, clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”.  A majority voting interest in an entity has generally been considered indicative of a controlling financial interest.  FIN 46 specifies other factors (variable interests) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (variable interest entities).  The adoption of FIN 46 had no impact on the Company’s financial position and results of operations.

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

NOTE 3 – INTANGIBLE ASSETS

As of June 30, 2002, the Company reviewed the intangible assets received in the purchase of Specialized, consisting of the unamortized amounts of its workforce in place of $148,056 and its trade processes of $170,475. In accordance with FASB Statement 121, “Accounting for the Impairment on Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company estimated the future cash flows expected to result from the use of these assets and their eventual disposition. As a result of this analysis, the Company recorded an impairment loss of $318,531 equal to the unamortized balance of its workforce in place and trade processes as of June 30, 2002. The Company impaired these intangible assets because it could not assure that the necessary financing and sales orders would occur in the near future, and therefore could not support an estimate of positive future cash flows that might potentially be generated by its workforce in place and its trade processes.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 1, 2002, the Company adopted FASB Statement 142, “Goodwill and Other Intangible Assets,” which addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements.  There was no effect on the financial statements from the adoption of FASB Statement 142.

NOTE 4 – PROMISSORY NOTES, CONVERTIBLE BONDS, AND WARRANTS

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

In February 2003, the holders converted the $800,000 promissory note plus accrued interest in the amount of $21,000 into convertible bonds, in accordance with the terms of the loan agreement.  The convertible bonds are due February 1, 2008 and are redeemable by the Company after February 1, 2005. Interest on the bonds accrues at 12% per annum and is payable on a semiannual basis.  The initial interest payment under the convertible bonds was due in August 2003 and, as of the current date, Chapeau has made no interest payments due under the convertible bonds and was technically in default under the terms of the bonds; however, Calim PE has provided the Company with a waiver of the default and the bonds are reflected as long-term liabilities. Each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share. The warrants, when issued, will expire two years after issuance. The conversion terms of the bonds will be subject to reset annually to provide for a 20% increase in benefit to the holders.  The Company is obligated to register the common stock underlying conversion of the bonds and exercise of the warrants.

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

NOTE 5 – COMMON STOCK

In October 2002, the Company awarded 2,000,000 shares of common stock to its Chief Executive Officer as a stock bonus.  The award has been accounted for at its estimated fair market value of $350,000, or $0.18 per share, and charged to expense under the caption “stock issued for compensation”.

In December 2002, the Company issued 400,000 shares of common stock at $0.25 per share in a private placement.  The net proceeds issued to the Company were $95,000, net of a transaction fee of $5,000.

In February 2003, the Company issued 250,000 shares of common stock to an outside consultant in consideration for services. The Board of Directors authorized the issuance on October11, 2002. The value of services was based on the average market value of the Company’s common stock during the first part of October 2002 and amounted to $40,472, or $0.16 per share.

Between March and May 2003, the Company issued 2,333,334 shares of common stock at $0.30 per share in a private placement.  The net proceeds to the Company were $630,000, net of transaction fees of $70,000.  In connection with the private placement, the Company also issued warrants to acquire 4,666,668 shares of common stock.  These warrants have an exercise price of $0.50 and expire in March 2008. The proceeds were allocated between the shares of common stock and the warrants based upon their relative fair value at the time of issuance and resulted in allocating $231,034 to the shares of common stock and $401,966 to the warrants.  The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was $1,009,400 with the following assumptions:  risk-free interest rate of 3.0%, expected dividend yield of 0%, expected volatility of 180% and expected lives of 5 years. The proceeds were allocated to common stock and additional paid-in capital.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2004, the Company issued 1,250,000 shares of common stock at $0.40 per share in a private placement to the trust of an individual who is presently a shareholder and bondholder of the Company.  The net proceeds to the Company were $475,000, net of a transaction fee of $25,000 payable to Calim PE.  In connection with the private placement, the Company also issued to the investor warrants to acquire 1,250,000 shares of common stock, which warrants have an exercise price of $0.55 and expire in April 2009.  The proceeds were allocated between the shares of common stock and the warrants based upon their relative fair value at the time of issuance and resulted in allocating $252,210 to the shares of common stock and $222,790 to the warrants.  The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was $397,509 with the following assumptions:  risk-free interest rate of 3.26%, expected dividend yield of 0%, expected volatility of 146% and expected lives of 5 years. The proceeds were allocated to common stock and additional paid-in capital. When these warrants are exercised, the Company will pay a $35,000 placement fee to Calim PE.

In connection with the acquisition of Specialized Energy Products, Inc. in April 2001, the Company agreed to issue an additional three million shares of common stock upon the achievement of certain benchmarks in the development of Specialized’s business. In October 2002, the Company and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of the Company’s common stock, according to the following schedule, pending a formal amendment of the Plan of Reorganization and Agreement among the Company, Specialized, and Chapeau Nevada, Inc., as approved on April 11, 2001:

•

500,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;

•

500,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and

•

500,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

In January 2004, the Company issued 1,000,000 shares of its common stock pursuant to this arrangement. The shares were issued in accordance with the original Plan of Reorganization, pending formal amendment thereto.   These shares were issued to former shareholders of Specialized, one of which is currently an officer of the Company and another of which is an employee of the Company.  The issued common shares were recorded as an addition to the purchase price of Specialized and were recorded at their fair value of $400,000, or $0.40 per share, based on the market value of the Company’s common stock on the date the shares were issued. The additional purchase price was allocated to in-process research and development and was charged to expense when the stock was issued.  If additional contingently issuable common shares are issued, they will also be recorded as additional purchase price and recorded at the current market value of the common stock on the dates they become issuable. The additional purchase price will also be allocated to in-process research and development and charged to expense when recorded.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

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

NOTE 7 – STOCK OPTIONS AND WARRANTS

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

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITY

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

Cogeneration Project Financing Arrangements – In August 2003, the Company entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE.  However, the agreement provides no financing to the Company.  Instead, under the agreement, Calim PE, through Calim-BPEP I, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by the Company.  The “financing agreement” with Calim PE will allow potential customers with the ability to utilize the Company’s Lean-One® cogeneration systems through energy purchase agreements as opposed to purchasing the system, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs.  If installation sites are completed, Calim-BPEP I will have all risks and rewards related to any energy purchase agreements it enters with potential customers.  The Company will have no obligation to repurchase any cogeneration units sold to Calim BPEP I.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For cogeneration projects funded in connection with the “financing agreement”, Calim-BPEP I will purchase requisite Lean-One® cogeneration systems from the Company and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs.  Calim-BPEP I will also enter into an energy purchase agreement with the end user at the site for the sale to the end user of electricity generated by such system.  If any system installations occur, the Company will receive, under the “financing agreement”, a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Calim-BPEP I.  The financing agreement further provides for revenue sharing arrangement between the Company and Calim-BPEP I based upon 25% of net cash flows after Calim-BPEP I has received a payout of 100% of its investment at the respective user site.

The agreement gives Calim-BPEP I the right to transfer its interest in a particular site project to the Company in exchange for the Company’s common stock at a per share exchange price of $3.00 for a period of ten years from the date of the agreement; provided, however, that at any time after the fifth year the Company can demand that Calim-BPEP I transfer its interest in a particular site project to the Company or forego its right to later exchange its interest in such site project to the Company for its common stock.  As a result of this conversion right, Calim-BPEP I will be a variable interest entity with respect to Chapeau and its operations and balances will be consolidated into the financial statements of the Company upon the sale of any Lean-One® cogeneration systems to Calim-BPEP I. On a consolidated basis, revenue will be recognized from the sale of energy to customers under energy purchase agreements. Intercompany sales of Lean-One® cogeneration systems to Calim-BPEP I will be eliminated in consolidation and equipment costs and site preparation costs will be capitalized as property and equipment.

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

NOTE 9 – OTHER ASSETS

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

NOTE 10 – CASUALTY LOSS

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

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE 12 – SUBSEQUENT EVENTS

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