Form 10QSB/A
period 2004-12-31
CHAPEAU INC
filed 2005-06-17
CIK 783211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

Yes  X  No

As of November 17, 2004, the Issuer had 24,172,040 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    No  X

CHAPEAU, INC.

FORM 10-QSB

Table of Contents

Page

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

3

Item 2.

Management’s Discussion and Analysis or Plan of Operation

12

Item 3.

Controls and Procedures

18

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

SIGNATURES

21

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of September 30, 2004 and June 30, 2004 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2004 and 2003 and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2004, together with unaudited condensed notes thereto.  In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2004, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2004	2004
ASSETS

Current Assets
Cash	$ 97,877	$ 6,352
Inventories and related deposits	1,227,924	1,224,246
Other current assets	26,022	31,201
Total Current Assets	1,351,823	1,261,799

Property and Equipment, net of accumulated depreciation	48,200	51,953

Other Assets	171,887	173,064

Total Assets	$ 1,571,910	$ 1,486,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 1,101,151	$ 1,111,690
Accrued liabilities	1,119,956	1,029,472
Customer deposits	994,280	931,280
Promissory notes	361,000	43,300
Current maturities of capitalized lease obligations	8,477	8,206
Total Current Liabilities	3,584,864	3,123,948

Long- Term Liabilities
Convertible bonds, less unamortized discount	2,249,043	2,002,720
Capitalized lease obligations, less current maturities	20,650	22,874

Total Liabilities	5,854,557	5,149,542

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized;
24,172,040 shares issued and outstanding	24,172	24,172
Additional paid-in capital	6,435,872	6,304,842
Deferred compensation	(67,033)	(43,074)
Deficit accumulated prior to date of inception of the
development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the
development stage	(10,416,285)	(9,689,293)
Total Stockholders' Deficit	(4,282,647)	(3,662,726)

Total Liabilities and Stockholders' Deficit	$ 1,571,910	$ 1,486,816

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
			For the period from
			February 3, 2000
	For the Three Months		(date of inception
	Ended		of the development
	September 30,		stage) through
	2004	2003	September 30, 2004

Sales	$ -	$ -	$ 170,500
Cost of sales	-	-	134,823

Gross margin	-	-	35,677

Selling, general and administrative expense	504,621	387,988	5,507,462
Research and development expense	100,113	84,126	1,709,956
Stock issued for compensation	-	-	355,000
Amortization of deferred compensation
from issuance of stock options	7,652	5,093	76,668
Write off of intangible assets	-	-	318,531
Write off of note receivable	-	-	57,330
In-process research and development acquired	-	-	776,624

Loss from operations	(612,386)	(477,207)	(8,765,894)

Interest income	-	-	73,126
Interest expense	(88,935)	(28,632)	(502,851)
Interest expense from amortization of discount on
Convertible debt and debt issues costs	(25,671)	-	(1,220,666)

Net Loss	$ (726,992)	$ (505,839)	$ (10,416,285)

Basic and Diluted Loss Per Common Share	$ (0.03)	$ (0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,172,040	21,922,040

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			For the period from
			February 3, 2000
	For the Three Months		(date of inception
	Ended		of the development
	September 30,		stage) through
	2004	2003	September 30, 2004
Cash Flows From Operating Activities
Net loss	$ (726,992)	$ (505,839)	$ (10,416,285)
Adjustments to reconcile net loss to net cash used in
operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	-	386,000
Amortization of discount on convertible promissory notes
and debt issue costs	25,671	-	1,220,666
Amortization of deferred compensation from issuance
of stock options	7,652	5,092	76,668
Depreciation and amortization	3,753	5,195	216,413
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Inventories and related deposits	(3,678)	(10,408)	(1,227,924)
Other current assets	5,177	(4,699)	(22,856)
Other assets	(2,750)	43	(99,010)
Accounts payable	(10,539)	71,926	1,169,171
Accrued liabilities	90,484	87,911	1,254,729
Customer deposits	63,000	97,250	994,280
Net Cash Used In Operating Activities	(548,222)	(253,529)	(5,227,581)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,
net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	-	(19,523)	(116,675)
Net Cash Used In Investing Activities	-	(19,523)	(474,451)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,
net of offering costs	-	-	2,187,285
Proceeds from issuance of promissory notes and convertible
bonds, and related beneficial conversion features	645,000	275,000	3,418,501
Proceeds from issuance of warrants and common
stock related to convertible promissory notes	-	-	391,499
Payment of promissory note	(3,300)	-	(3,300)
Principal payments under capitalized lease obligations	(1,953)	-	(13,071)
Debt issue costs	-	-	(181,005)
Net Cash Provided By Investing Activities	639,747	275,000	5,799,909
Net Increase In Cash	91,525	1,948	97,877
Cash At Beginning of Period	6,352	8,735	-
Cash At End of Period	$ 97,877	$ 10,683	$ 97,877

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2004 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2004, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2004, and its consolidated results of operations and cash flows for the three months ended September 30, 2004 and 2003, and for the period from February 3, 2000 (date of inception of the development stage), through September 30, 2004.

The results of operations for the three months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending June 30, 2005.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is considered to be in the development stage.   The Company incurred losses of $726,992 and $505,839 during the three-month periods ended September 30, 2004 and 2003, respectively, and used $548,222 and $253,529 of cash in its operating activities during the three-month periods ended September 30, 2004 and 2003, respectively.  Through September 30, 2004, the Company has accumulated a deficit during the development stage of $10,416,285 and at September 30, 2004, the Company has a shareholders’ deficit of $4,282,647 and a working capital deficit of $2,233,041. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation – At September 30, 2004, the Company had outstanding stock options issued to management, employees, consultants and members of the board of directors.  During the quarter ended September 30, 2004, the Company granted options to an employee and to a consultant to purchase 105,000 shares of common stock, exercisable prices ranging from $0.32 to $0.60 per share.  These options vest over a period of three years.

The Company accounts for options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Stock-based compensation expense of $7,652 and $5,093 is reflected in net loss for the three months ended September 30, 2004 and 2003.  The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,
	2004	2003
Net loss:
As reported	$ (726,992)	$ (505,839)
Add: Total stock-based compensation expense
included in reported net loss	7,652	5,093
Less: Total stock-based compensation expense
determined under fair value based method	(73,651)	(60,810)
Pro forma net loss	$ (792,991)	$ (561,556)
Basic and diluted loss per share:
As reported	$ (0.03)	$ (0.02)
Pro forma	$ (0.03)	$ (0.03)

(B)

Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and bonds, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 33,318,882 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at September 30, 2004.  None of the 22,313,882 shares of common stock issuable upon conversion of debt, exercise of options of warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at September 30, 2003.

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

The proceeds from the bonds were allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds.  The total amount allocated to the beneficial conversion option was $613,702, has been recorded as a discount on the convertible bonds, and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through May 1, 2009, the due date of the bonds.  The placement fee paid to Calim BP in the amount of $80,000 is being amortized as interest expense over the term of the bonds.  Total interest expense from the amortization of discount on convertible debt and debt issue costs was $25,671 for the three months ended September June 30, 2004 (none for the three months ended September 30, 2003).

Note Payable to Calim BP – In August 2004, the Company executed a promissory note in favor of Calim BP that allows for principal borrowings in the maximum amount of $500,000.  During the three months ended September 30, 2004, the Company has received $321,000 in proceeds under the note.  The note bears interest at a rate of 12% per annum with principal and accrued interest due November 27, 2004.  Subsequent to September 30, 2004, the Company received the remaining $179,000 in proceeds available under the note (see Note E).

Note Payable to Landlord – During the quarter ended September 30, 2004, the Company executed Amendment Number 1 (the Amendment) to that certain deferred payment and settlement agreement (the Agreement) with its landlord in Sparks, Nevada.  Under the terms of the Amendment, the Company paid the landlord $3,300 in principal against the promissory note issued in connection with the Agreement, after which said promissory note was cancelled and a promissory note in the principal amount of $40,000 was issued in favor of the landlord.  The new note is due April 1, 2005, is unsecured, and bears interest at 10%.  Also under the note, minimum monthly payments in the amount of $2,500 are due the first business day of each month commencing in November 2004.

CHAPEAU, INC. AND SUBSIDIARY

dba BLUEPOINT ENERGY PRODUCTS, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Summary information regarding notes payable and bonds payable for the three months ended September 30, 2004 is as follows:

	Promissory Notes and Bonds Payable	Unamortized Discount on Promissory Notes and Bonds	Promissory Notes and Bonds, Less Unamortized Discount
Balance at June 30, 2004	$ 2,540,300	$ (494,280)	$ 2,046,020
Issuance of bonds	324,000	(99,420)	224,580
Amortization of discount	-	21,743	21,743
Proceeds from promissory note	321,000	-	321,000
Payment on note to landlord	(3,300)	-	(3,300)
Balance at September 30, 2004	$ 3,182,000	$ (571,957)	$ 2,610,043

Notes and bonds payable at September 30 and June 30, 2004 are summarized as follows:

	September 30,	June 30,
	2004	2004
12% $2,000,000 convertible bonds, due May 2009,
secured by all assets of the Company, less
unamortized discount based on imputed
interest rate of 21.6% of $571,957 and
$494,280, respectively	$ 1,428,043	$ 1,181,720
12% convertible bonds, due February 2008,
secured by all assets of the Company	821,000	821,000
12% note payable, unsecured	321,000	-
10% note payable, unsecured	40,000	43,300
Total Notes and Bonds Payable, less
Unamortized Discount	2,610,043	2,046,020
Less current portion	361,000	43,300
Long-Term Bonds Payable	$ 2,249,043	$ 2,002,720

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

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(D)

Contingent Liability

In June 2003, the Company was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York.  This matter involved an alleged breach of contract by the Company in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to the Company to purchase equipment and is recorded as a current liability in customer deposits at September 30, 2004.  U.S. Power Corporation also claimed other damages in an undetermined amount.  In November 2003, the court denied the Company’s motion that the case be dismissed on the grounds of improper venue and transferred the case to U.S. District Court for the District of Connecticut, where the case is currently pending. The Company continues to assess its alternatives with respect to this action and no accrual has been made for any additional amounts for which it may become liable under this claim as the anticipated outcome is not currently determinable.

(E)

Subsequent Events

Subsequent to September 30, 2004, the Company received the remaining $179,000 in available borrowings under the $500,000 promissory note executed in favor of Calim BP (see Note C).  In addition, the Company has also received from Calim BP subsequent to September 30, 2004 $85,000 in unsecured advances, the repayment terms of which have not yet been established.

In May 2003, the Company entered into an arrangement with Independent Energy Services, Inc., or IES, with respect to installation, maintenance and operation of a Lean-One® CHP Module.  In connection therewith, IES advanced to the Company the amount of approximately $228,500 for the purchase of a Lean-One® CHP Module and certain other project costs, which amount the Company has recorded on its balance sheet as a current liability in customer deposits at September 30, 2004.  In October 2004, IES notified the Company that it would no longer provide services in connection with this project and has demanded the return of the advance noted above.  The Company is assessing alternatives available to it with respect to completing this project.  This may result in additional cost to the Company and possible delays in completing the project.

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

We have a history of operating losses and may continue to see losses in the future.  During this past fiscal quarter, Chapeau sustained a loss of approximately $727,000 and, as of September 30, 2004 had an accumulated deficit of approximately $10.7 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

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

The conversion or exercise of currently outstanding convertible securities, options  and warrants would result in significant dilution to holders of our common stock.  As a result of various transactions previously entered by us, as of September 30, 2004, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 33 million shares of common stock.  This represents significant additional potential dilution for our existing shareholders.  The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

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

Prior to the change in managerial control, the expenses of Chapeau were not significant and were composed of general and administrative expenses principally for travel and professional fees.  Chapeau has incurred selling, general and administrative expenses in the amount of $5,507,462, and research and development costs of $1,709,956 for the period from February 3, 2000 (date of inception of the development stage) to September 30, 2004, principally since February 2001.  Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, and consulting services.  Research and development expenses principally consist of employee compensation, prototype materials, and outside service costs.

At September 30, 2004, Chapeau had current assets of $1,351,823 and current liabilities of $3,584,864, resulting in a working capital deficit of $2,233,041. Current assets principally consist of inventories.  Inventories principally represent the cost of engines and related components for systems being assembled. Current liabilities are principally composed of accounts payable, accrued wages and related payroll tax liabilities, customer deposits, and notes payable.

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

In that connection and as further discussed in Note C and Note E of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB, in August, 2004 we executed in favor of Calim BP a promissory note that allows for principal borrowings in the maximum amount of $500,000.  The note bears interest at a rate of 12% per annum with principal and accrued interest due November 27, 2004.  Chapeau has received the maximum amount of proceeds available under the note.  As also further discussed in Note E of the Notes to Condensed Consolidated Financial Statements, the Company has recently received from Calim BP $85,000 in unsecured advances, the repayment terms of which have not yet been established

In addition, as further discussed in Item 3 of Part II of this Quarterly Report on Form 10-QSB, the Company is currently in default with respect to certain interest and other obligations currently owing to Calim PE.  While Calim PE has not delivered a notice of default in that connection, there can be no assurance that it will not issue a notice of default in the future.  If Calim PE delivers a notice of default, then the Company would need to secure alternative sources of capital to satisfy its obligations.

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

We are currently negotiating for the sale of our CHP cogeneration and power generation systems, with significant interest for applications in high demand areas throughout the United States.  In addition, during the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module.  The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation. During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals.  Also in August 2003, we entered into a Financing Agreement with Calim Private Equity, LLC, or Calim PE, for funding energy purchase agreements generated by us.  A number of potential customers have indicated that their ability to procure our product is predicated on their obtaining third party financing.  The Financing Agreement with Calim PE will allow us to provide potential customers with the ability to utilize our Lean-One® CHP Module through energy purchase agreements as opposed to purchasing the system, thereby alleviating the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs (see Note C of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB).

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2004, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July and August 2004, Chapeau issued $324,000 in 12% Series A convertible bonds  pursuant to a Bond Purchase Agreement entered into in April 2004 with Calim Bridge Partners I, LLC as described in further detail in Note C of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB.  The bonds mature in May 2009 and are convertible at a conversion price of $0.40 per unit into units consisting of one share of common stock and one warrant to purchase common stock.  In addition, during the three months ended September 30, 2004, Chapeau granted options for an aggregate of 105,000 shares of common stock to an employee and to a consultant with exercise prices ranging from $0.32 to $0.60 per share and expiration dates ranging from five to ten years.  All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Chapeau has not made any interest payments or paid the loan placement fee due under a loan agreement entered into by Chapeau in August 2002 with Calim PE, as amended in December 2002.  Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the loan agreement and related note into convertible bonds, subject to certain other note holders also converting their respective notes into equity, which occurred in Feburary 2003.   During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds.  The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.   Chapeau has not made any interest payments due under the convertible bonds.   Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $263,000 are included in current liabilities at September 30, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In May 2003, the Company entered into an arrangement with Independent Energy Services, Inc., or IES, with respect to installation, maintenance and operation of a Lean-One® CHP Module.  In connection therewith, IES advanced to the Company approximately $228,500 for purchase of a Lean-One® CHP Module and certain other project costs, which amount the Company has recorded on its balance sheet as a current liability in customer deposits at September 30, 2004.  In October 2004, IES notified the Company that it would no longer provide servies in connection with this project and has demanded the return of the advance noted above.  The Company is assessing alternatives available to it with respect to completing this project.  This may result in additional cost to us and possible delays in completing the project.

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

Dated:  November 22, 2004

By /s/ Guy A. Archbold

     Guy A. Archbold, Chief Executive Officer

          and Chief Financial Officer

     (Principal Executive Officer)