Form 10KSB
period 2005-06-30
CHAPEAU INC
filed 2005-10-13
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           June 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                  to

Commission file number      033-01289-D

                            Chapeau, Inc.
(Name of small business issuer in its charter)

Utah	87-0431831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Greg Street, Sparks, Nevada	89431
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number    (916) 939-8700

Securities registered under section 12(b) of the Act: None.

Title of each class	Name of each exchange on which registered

Securities registered under section 12(g) of the Act:   None

(Title of class)

Check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer's revenues for its most recent fiscal year were $329,750.

The aggregate market value of the voting common stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the Issuer as of October 6, 2005 was approximately $4,266,835.

As of October 6, 2005, the Issuer had 26,001,308 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORICAL OVERVIEW

Chapeau, Inc. or Chapeau, was organized as a corporation under the laws of the State of Utah on September 19, 1985. Chapeau’s prior operations were discontinued in May 1989. Chapeau was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, Chapeau acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001. Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is considered to be in the development stage. Since inception of the development stage, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

In partial consideration for its acquisition of Specialized in April 2001 pursuant to a Plan of Reorganization and Agreement among Chapeau, Specialized, and Chapeau Nevada, Inc., Chapeau issued 3,500,000 shares of common stock to shareholders of Specialized upon closing the acquisition and agreed to issue an additional 3,000,000 shares of Chapeau’s common stock upon the achievement of certain benchmarks in the development of Specialized’s business. In October 2002, Chapeau and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of Chapeau’s common stock and in January 2004, Chapeau issued 1,000,000 shares of its common stock pursuant to the arrangement described above.  This issuance was made in accordance with the original Plan of Reorganization, pending formal amendment thereto. These shares were issued to former shareholders of Specialized, one of which is currently an officer of Chapeau and another of which is an employee of Chapeau.

BUSINESS OF ISSUER

Chapeau’s principle business is the generation of long term energy service agreements, or ESA’s, designed to produce long term revenue and net earnings for us based upon our expertise in small scale, onsite cogeneration and tri-generation energy production, initially utilizing our proprietary products and services. Cogeneration, also known as combined heat and power or CHP, is the production of two kinds of energy - usually electricity and heat - from a single source of fuel. Cogeneration often replaces the traditional method of supplying multiple forms of energy such as purchasing electricity from the power grid and separately burning natural gas or other fuels in a boiler to produce heat or steam. Integrated cooling and heating, or ICH, takes this concept one step further. The useful heat resulting from the CHP application can be used to supply heating and cooling needs. This is sometimes referred to as tri-generation; electricity - heating - cooling. Cogeneration and tri-generation products therefore empower industrial and commercial users to provide their own energy supply onsite to meet their demand requirements independent from an arguably increasingly inadequate public grid supply and infrastructure. Because cogeneration and tri-generation and related products offer the potential for cost effective energy, far greater reliability, and independence from the public utility grid as a consequence of greater efficiencies than attainable by solely the electric power grid, we expect the market for our product offerings to grow rapidly both domestically and worldwide.

While we continue to pursue unit sales of our products through traditional distribution channels, we are concentrating substantial current selling and marketing focus, both domestic and international, on opportunities afforded via our BOOM model, described below, rather than traditional channel distribution networks. Anticipating the growing need for ESA’s, we intend to capitalize on our core competencies by focusing our resources on the development of packaged onsite cogeneration solutions and targeting commercial and industrial applications including, among others, the hospitality industry, the health care industry, office buildings, manufacturing sites, gaming casinos, colleges, universities, and other local, state and federal government facilities. We plan to combine engineering expertise, technological advances, key strategic partnerships and alliances, and a uniquely structured financial package to build, own, operate, and maintain, or BOOM, cogeneration onsite energy plants in order to meet the demand for reliable, efficient, economic, and ultra-clean energy requirements for commercial and industrial end-users.

Our first-generation product is based on a well-established natural gas fired, reciprocating engine combined with state-of-the-art, proprietary emission control technologies. We made our initial commercial delivery during the fiscal year ended June 30, 2004. Independent emissions testing of our product has yielded very favorable results relative to not only current emission requirements in all states of the U.S. but also with respect to the most stringent emission requirements as dictated by the California Air Resource Board, or CARB, for 2007.

At present, Deutz, A.G. provides the gas-fired engine that is the prime mover of our product. We have assessed and intend to continue evaluating prime movers from alternative suppliers, both domestic and foreign, that would be suitable for use in our products going forward.

As noted above, our primary initial target market will principally be governmental, commercial and industrial energy users. We are reviewing multiple strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. In that connection, during the year ended 2003 and subsequently, we have entered into business arrangements with several such companies. In addition, we are currently in discussion with several other companies and entities both domestically and in numerous foreign countries in connection with sales and marketing of our initial products and BOOM model. These discussions include potential relationships utilizing our BOOM model described above as a consequence of our cogeneration project financing arrangement with Calim Private Equity, LLC (see Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Cogeneration Project Financing Arrangements” for a more detailed discussion).

The market for CHP cogeneration and tri-generation products is competitive and many of our competitors have more business experience and financial resources than we do. The public utility grid notwithstanding, competing technologies used to support cogeneration applications under 2 megawatts include the following:

•	Reciprocating diesel and gas engines;
•	Gas turbines;
•	Microturbines; and
•	Fuel cells.

Proprietary protection for our products, processes and know-how is important to our business. Our patent portfolio consists of three issued U.S. patents which cover significant proprietary technology and other key aspects of our cogeneration systems, as well as one allowed U.S. patent application which will issue in due course. In connection with these issued patents and pending application, we have also applied for corresponding patent rights in certain international jurisdictions. In addition to our patent portfolio, we also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. Through our intellectual property management program, we continue to monitor our innovations for potential patent filings on new inventions and improvements upon our existing patented innovations.

In addition to our patent portfolio, we are proactive in the protection of our branded product names both in the United States and in foreign jurisdictions. Through trademark registration, we are attempting to achieve brand name recognition in the marketplace. In that connection, we have registered marks for “LEAN ONE” and “BPE” in the U.S. and the European Economic Community. We also have the following pending trademark applications with the U.S. Patent and Trademark Office: “ULTRA LEAN-ULTRA CLEAN,” which has been allowed for registration; “COGENERATION FOR THE NEXT GENERATION” and “SC-EGR,” both of which have been allowed, registration pending submission of declarations of use; and “ICHM,” which is awaiting action.

Research and development expenses amounted to $395,721 and $714,913 for the years ended June 30, 2005 and 2004, respectively.

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

EMPLOYEES

As of June 30, 2005, we had thirteen full-time employees—five in administration, two in sales and marketing, three in research and development, and three in manufacturing and production.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our principal commercial property in Sparks, Nevada, which is currently used for office space, research and development activities, and the assembly of our products. The building consists of approximately 50,287 square feet. The term of the lease is for five years through May 31, 2006, with options to extend the lease for two additional five-year periods. Current monthly rent on this facility is $15,086. Under the terms of the lease, the landlord is obligated to maintain insurance on the real property, in an amount which we believe is adequate. We believe that this facility is adequate for our needs currently and into the near future, and that additional space will be available to us on commercially reasonable terms as needed.

We also lease approximately 1,680 square feet of administrative office space in El Dorado Hills, California. The term of the lease is for three years through May 2008. The monthly rent for this office space is $3,383, $3,518 and $3,659 for the initial, second and final year of the lease term, respectively. This property is insured by the landlord, in an amount which we believe is adequate.

ITEM 3. LEGAL PROCEEDINGS

In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York. This matter involved an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to us to purchase equipment and was recorded as a current liability in customer deposits at March 31, 2005. U.S. Power Corporation also claimed other damages in an undetermined amount. In April 2005, we entered into a Settlement Agreement and Release in connection with this case whereby, among other things, we repaid to U.S. Power Corporation $150,000 of U.S. Power Corporation’s deposit in exchange for U.S. Power Corporation’s dismissal of the case and release of all claims related thereto. The settlement was filed with the court in June 2005. As a consequence of this settlement, U.S. Power Corporation forfeited the balance of its deposit and Chapeau recorded $145,780 as nonoperating income in fiscal 2005.

In January 2005, we filed an action in Chapeau, Inc. d/b/a BluePoint Energy, Inc. v. Gammill Electric, Inc. and Able Crane Service, Inc. in the Superior Court of State of California, County of Placer. This matter involves the recovery from the defendants of damages suffered by us in connection with an incident involving the parties in the amount of approximately $200,000 plus interest and reimbursement of certain other costs.  In February 2004, one of our cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  We were not a party to the related repair activities but we supplied a replacement system and returned the damaged system to our manufacturing facilities for diagnostic evaluation.  We recorded a casualty loss in our statement of operations for the quarter ended March 31, 2004 in connection with this event.  We are seeking recovery of the full amount of the recorded loss plus certain other related costs and expenses from the defendants.

In February 2005, we were named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The matter relates to a joint venture between us and Independent Energy Services, Inc., or IES involving the development of a cogeneration demonstration project.  IES sought the return of $228,500 that was transferred to us in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, we entered into a Settlement Agreement with IES in connection with this case whereby, among other things, we will repay the full deposit in exchange for IES’s dismissal of the case and release of all claims related thereto. We have recorded IES’s transfer in the amount of $228,500 on our balance sheet as a current liability in customer deposits at June 30, 2005. Subsequent to the filing of this action, Chapeau secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Cogeneration Project Financing Arrangements” for a more detailed discussion). We anticipate repayment of IES’s deposit with proceeds from the sale of our Lean-One® CHP Module in connection with this project.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2005, we did not hold a shareholders' meeting and did not submit any matter to a vote of our security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

We currently have approximately 115 shareholders of record of its common stock. We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future. We intend to retain earnings, if any, to support the growth of our business. Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

Our common stock is publicly traded on the Over-the-Counter Bulletin Board under the symbol "CPEU." On October 6, 2005, the closing quotation for our common stock was $0.30. The following table sets forth, for the periods indicated, the high and low closing quotations of our common stock, as reported on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Stock Price Ranges
Quarter ended:	High	Low
June 30, 2005	$ 0.24	$ 0.13
March 31, 2005	$ 0.32	$ 0.17
December 31, 2004	$ 0.35	$ 0.18
September 30, 2004	$ 0.48	$ 0.26
June 30, 2004	$ 0.60	$ 0.27
March 31, 2004	$ 0.69	$ 0.40
December 31, 2003	$ 0.47	$ 0.37
September 30, 2003	$ 0.42	$ 0.21

In March 2005, we issued 1,829,268 shares of our common stock at $0.41 per share in a private placement to a foundation that is presently a shareholder of Chapeau. Proceeds to the Company were $750,000. In connection with the private placement, the Company also issued to the foundation warrants to acquire 1,829,268 shares of common stock, which warrants have an exercise price of $0.60 per share and expire in March 2007. The president and trustee of the foundation subsequently became a director of Chapeau.

From July 2004 through August 2004, we issued $324,000 in 12% Series A convertible bonds pursuant to a private placement with Calim Bridge Partners I, LLC, with each bond convertible into one unit consisting of one share of common stock and one warrant to purchase common stock. From April 2005 through June 2005, we issued $1,420,000 in 12% Series B convertible bonds pursuant to a private placement with Calim Bridge Partners I, LLC, with each bond convertible into one unit consisting of one share of common stock and one warrant to purchase common stock.

During the fiscal year ended June 30, 2005, Chapeau granted options for an aggregate of 305,000 shares of common stock to an employee, consultant, and director with exercise prices ranging from $0.25 to $0.60 per share and expiration dates of five to ten years.

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

Risk factors

The material risks that we believe are faced by Chapeau as of the date of this report on Form 10-KSB are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Chapeau.

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured initial orders from customers, commenced commercial product delivery and recognized initial revenue during the years ended June 30, 2005 and 2004, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term. We expect our expenses to continue to grow as we attempt to sell a significant number of systems.  Although we have received some funding during fiscal 2005, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us. If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2005 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future. During this past fiscal year, Chapeau sustained a loss of approximately $2.9 million and, as of June 30, 2005 had an accumulated deficit of approximately $12.8 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

We face competition from a number of companies and may not be able to compete against more established companies with greater resources. We face substantial competition in the sale of co-generation and power generation systems. Most of our competitors have substantially greater resources than we do.

Many of our potential customers may request or require financing in connection with energy service agreements and our inability to provide access to such financing may adversely impact our financial results. As discussed in further detail in Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Cogeneration Project Financing Arrangements,” we have entered into an agreement with Calim Private Equity, LLC, or Calim, whereby Calim intends to invest in cogeneration projects that will provide energy for end-users under energy service agreements generated by us. Calim has the sole discretion to choose to finance or not to finance any particular project under this arrangement. We do not have a similar arrangement with an alternative party in the event that Calim chooses not to participate in a particular project under this agreement and, in such event, we would attempt to find a replacement party, although we can provide no assurances that such replacement party would be available at all or would be willing to participate on terms acceptable to us. If such financing is not available, our sales efforts and financial results will be adversely effected.

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

A portion of our product sales is dependent upon capital expenditures by our potential customers. Many companies, including potential customers for our product, may substantially decrease their purchases of capital assets as a consequence of a weak economy. A weakness in the capital expenditure sector of the economy would adversely affect our sales efforts and financial results.

Our product has limited testing in the field and although field results have been satisfactory, failure of the product to satisfactorily perform in real world applications would harm our business. While our principal product has been thoroughly tested in the laboratory and is gaining field experience, our product does not have a significant history of operations in the field. Any failure of our product in field performance would adversely affect our ability to sell the product and our financial results.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock. As a result of various transactions previously entered by us, as of June 30, 2005, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 47,000,000 shares of common stock. This represents significant additional potential dilution for our existing shareholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

Overview

As discussed elsewhere in this report, Chapeau’s was incorporated in September 1985, prior operations were discontinued in May 1989 and the Company was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, Chapeau acquired Specialized in April 2001. Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is considered to be in the development stage. Since inception of the development stage, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.”

Operations

We have been in the development stage since February 3, 2000. From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems. During the current and prior fiscal years, we shipped our initial three commercial power generation systems and have recognized revenue from these initial shipments. We continue to be considered a development stage company due to the absence of significant sales.

For the period from February 3, 2000 through June 30, 2005, we have incurred selling, general and administrative expenses of $7,078,758 and research and development costs of $2,005,564. We incurred selling, general and administrative expenses in the amounts of $2,075,917 and $2,102,036 for the years ended June 30, 2005 and 2004, respectively. Included in the amount for the year ended June 30, 2004 is a charge in the amount of $50,000 to reduce the carrying value of property and equipment to estimated realizable value. We also incurred research and development costs of $395,721 and $714,913 for the years ended June 30, 2005 and 2004, respectively. During the year ended June 30, 2004, one of our cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility. While we were not a party to the related repair activities, we supplied a replacement system and returned the damaged system to our manufacturing facilities for diagnostic evaluation. We recorded $125,000 as additional research and development expense in connection with this casualty loss, substantially representing the estimated full repair and/or replacement cost of the damaged system. Additionally, during the year ended June 30, 2004, we issued 1,000,000 shares of our common stock as incentive shares in connection with the acquisition of Specialized. The issued common shares were recorded in the amount of $400,000, the fair market value on the date the shares were issued and that amount was charged to expense when the stock was issued. That amount is also considered as additional purchase price in connection with acquisition of Specialized, allocated to the in-process research and development component thereof.

As more fully described in Note 4 and in Note 5 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB, we have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations. In most cases, the common stock, notes, and bonds were accompanied by some form of equity interest, including warrants, options, and beneficial conversion features. Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds. This discount, along with note and bond issuance costs, have been and are being amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.” These charges totaled $150,471 and $23,198 for the years ended June 30, 2005 and 2004, respectively. Additionally, interest expense of $453,642 and $215,914 was incurred on promissory notes and convertible bonds for the years ended June 30, 2005 and 2004, respectively.

At June 30, 2005, we had current assets of $1,875,020 and current liabilities of $4,346,823 resulting in a working capital deficit of $2,471,803. Current assets principally include cash and inventories of engines and related components for systems being assembled, including 13 engines and six systems in process at June 30, 2005. Current liabilities principally include accounts payable, accrued interest, accrued wages and related payroll tax liabilities, promissory notes, and customer deposits.

Plans for Research and Development

We delivered our initial commercial combined heat and power (CHP) cogeneration system during the year ended June 30, 2004. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and, most recently, has received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use”, #46XT; Standard 2200. The UL listing applies to the United States and Canada. In addition to our UL listing, we are now preparing our products for a CE mark, which when authorized, will allow our products to be exported to many European countries.

Our cogeneration system, referred to as “Lean-One® CHP Module” for its lean burn configuration and characteristics, employs our SC-EGR™ system, a proprietary emission process utilizing our super-cooled exhaust gas recirculation technology. Initial independent emissions testing have yielded very favorable results, both in our manufacturing testing facilities and in the field. We developed our SC-EGR™ system and emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One® CHP Module was performed by Best Environmental, a California Air Resources Board certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002 and again in the first quarter of fiscal 2003. Best Environmental reconfirmed in the latter test that the Lean-One® CHP Module exceeded the requirements of the South Coast Air Quality Management District, or SCAQMD, the most restrictive air containment zone in the United States.

In addition, the Lean-One® CHP Module received a permit from SCAQMD for a commercial installation in November of 2003 and has consistently maintained compliance within the permit emissions requirements. Subsequently, and as a consequence of a surprise field examination of the same installation by SCAQMD in September 2004, the Lean-One® CHP Module complied with both the original permitting requirement as well as exceeding necessary and more stringent emission requirements under California Assembly Bill 1685, enacted in October 2004, for the California Energy Commission Self-Generation Incentive Program beginning January 1, 2005. In that connection, the Lean-One® CHP Module permitted by SCAQMD for another commercial installation during the fourth quarter of fiscal 2005 also yielded site source test results well within the permit emissions requirements limits.

Proprietary protection for our products, processes and know-how is important to our business. Our patent portfolio consists of three issued U.S. patents which cover significant proprietary technology and other key aspects of our cogeneration systems, as well as one allowed U.S. patent application which will issue in due course. In connection with these issued patents and pending application, we have also applied for corresponding patent rights in certain international jurisdictions. In addition to our patent portfolio, we also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. Through our intellectual property management program, we continue to monitor our innovations for potential patent filings on new inventions and improvements upon our existing patented innovations.

In addition to our patent portfolio, we are proactive in the protection of our branded product names both in the United States and in foreign jurisdictions. Through trademark registration, we are attempting to achieve brand name recognition in the marketplace. In that connection, we have registered marks for “LEAN ONE” and “BPE” in the U.S. and the European Economic Community. We also have the following pending trademark applications with the U.S. Patent and Trademark Office: “ULTRA LEAN-ULTRA CLEAN,” which has been allowed for registration; “COGENERATION FOR THE NEXT GENERATION” and “SC-EGR,” both of which have been allowed, registration pending submission of declarations of use; and “ICHM,” which is awaiting action.

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

Liquidity and Sources of Financing

We are currently negotiating for sales and energy services agreement’s, or ESA’s, of our cogeneration and tri-generation systems with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies, and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets. In addition, we are currently discussing potentially significant sales, ESA opportunities, and joint venture and other strategic relationships with a number of companies and entities internationally, including companies and entities located in the United Kingdom, Egypt, the United Arab Emirates, Saudi Arabia, India, Malaysia, Indonesia, Viet Nam, Korea, and China. As discussed in further detail herein, we have secured orders from customers for the purchase of our Lean-One® CHP Modules and have made commercial product deliveries against certain of those orders. The contemplated cash collections from these orders will enable us to meet certain of our cash needs, however, additional funding will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In that connection and as further discussed in Note 4 and in Note 5 of the Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB, in March 2005, we completed a private placement of common stock generating $750,000 in net proceeds. In April 2005, we executed an amendment to an existing bond facility with Calim BP providing for the issuance of up to $2,500,000 in 12% five-year Series B Convertible Bonds, under which facility we currently have available for future issuance approximately $600,000 in additional bonds.  In June 2005 we executed in favor of an individual affiliated with Calim a demand note in the amount of $200,000 for proceeds received under the note. The note bears interest at a rate of 12% per annum. We have not made any principal or interest payments under the note.

In addition, as further discussed in Note 4 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB under the caption “2002 Convertible Debt,” we are currently in default with respect to certain interest and other obligations currently owing to Calim PE and Calim BP; however, Calim PE and Calim BP have provided us with a waiver of the default.

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

Cogeneration Project Financing Arrangements

In August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to us. Instead, under the agreement, Calim PE, through Calim-BPEP I, which subsequently became Bluepoint Energy Partners, LLC, a recently-formed Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for end users under energy purchase agreements generated by us.

The financing agreement with Calim PE will allow potential customers with the ability to utilize our Lean-One® cogeneration systems through energy purchase agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. If installation sites are completed, Bluepoint Energy Partners, LLC will have all risks and rewards related to any energy purchase agreements it enters with potential customers. We will have no obligation to repurchase any cogeneration units sold to Bluepoint Energy Partners, LLC.

For cogeneration projects funded in connection with the financing agreement, Bluepoint Energy Partners, LLC will purchase requisite Lean-One® cogeneration systems from us and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs. Bluepoint Energy Partners, LLC will also enter into an energy purchase agreement with the end user at the site for the sale to the end user of electricity generated by such system. If any system installations occur, we will receive, under the financing agreement, a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Bluepoint Energy Partners, LLC. The financing agreement further provides for revenue sharing arrangements between us and Bluepoint Energy Partners, LLC based upon 25% of net cash flows after Bluepoint Energy Partners, LLC has received a payout of 100% of its investment at the respective user site.

The agreement originally gave Bluepoint Energy Partners, LLC the right to transfer its interest in a particular site project to us in exchange for our common stock at a per share exchange price of $3.00 for a period of ten years from the date of the agreement; provided, however, that at any time after the fifth year we could demand that Bluepoint Energy Partners, LLC transfer its interest in a particular site project to us or forego its right to later exchange its interest in such site project to us for our common stock.  As a result of this conversion right, Bluepoint Energy Partners, LLC would have been a variable interest entity with respect to Chapeau and its operations and balances would have been consolidated into the financial statements of the Company upon the sale of any Lean- One® cogeneration systems to Bluepoint Energy Partners, LLC. In August 2005, however, the agreement was amended and, among other things, eliminated Bluepoint Energy Partners, LLC’s right to transfer its interest in a particular site project. As a consequence of this amendment, Bluepoint Energy Partners, LLC is no longer considered a variable interest entity with respect to Chapeau.

To date, the initial project for funding under this arrangement has been secured and we believe that this agreement is material to our business. For many of our potential customers the availability of financing to fund the purchase or use of our cogeneration system is a critical factor influencing their decision to use our system. At present, we do not have the financial capacity to provide such financing and, without the alternative provided by this agreement, we believe that the sales and use of our cogeneration systems will be materially less than if this project financing arrangement is available to potential customers.

Calim PE has the sole discretion to choose to finance or not to finance any particular project under this agreement. We do not have a similar arrangement with an alternative party in the event that Calim PE chooses not to participate in a particular project under this agreement and, in such event, we would attempt to find a replacement party, although we can provide no assurances that such replacement party would be available at all or would be willing to participate on terms acceptable to us.

Plan of Operations

We continue to focus sales and marketing efforts of our CHP systems nationally and more recently internationally. Domestically, our initial sales and marketing efforts have been in California, New York, New Jersey, Connecticut, Pennsylvania, and Texas. Our initial international focus has included opportunities, companies and entities located in the United Kingdom, the Middle East, Asia and the Pacific Rim. We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. In that connection as discussed in further detail below, we have entered into business arrangements with several such companies. In addition, we are currently in discussions with other companies in connection with sales and marketing of our initial product.  While we are optimistic that the business arrangements discussed below and these other discussions will result in positive outcomes for us, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to us or will result in significant sales, if any, of our products.

During the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module. The initial showcase center was announced during the fourth quarter of fiscal 2003 and we are currently working to complete that installation, currently targeted for the first half of fiscal 2006.

During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In September 2005, URS has initiated a formal “Green Building Initiative” that proposes to utilize two key power generation technologies for implementation of energy efficiency with ultra-clean emission capabilities in furtherance of state and federal efficiency and emission standards. The two power generation technologies proposed for this initiative are a solar alternative and cogeneration supplied exclusively by Chapeau. The URS internal stated revenue goal from this initiative in 2006 is potentially substantial for us.

In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals. In that regard, we recently received an order to deliver a Lean-One® CHP Module in connection with a project at the Frank Hagel United States Federal Building in Northern California, which houses the Western Region Headquarters of the United States Social Security Administration.

Also, in August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to us. Instead, under the agreement, Calim PE, through Bluepoint Energy Partners, LLC, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by us. The financing agreement with Calim PE will provide potential customers with the ability to utilize our Lean-One® cogeneration systems through energy purchase agreements as opposed to purchasing the system, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. The initial cogeneration project funded under this arrangement was secured during fiscal 2005. Delivery, installation and commissioning of our Lean-One® CHP Module in connection with the project is scheduled for the first half of fiscal 2006, with revenue billings under the ESA targeted to commence shortly thereafter. (See Note 8 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB and Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Cogeneration Project Financing Arrangements” for a more detailed discussion.)

Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from the Joint Strategic Agreement, Strategic Alliance Agreement, Teaming Agreement and Calim financing agreement, if and when realized. However, while we believe that these agreements will help endorse our other selling efforts, we have not yet booked significant sales as a result of these agreements and there can be no assurance that we will realize additional sales, if any, as a consequence of any such agreement.

The Company continues to seek and evaluate qualified personnel to achieve its business growth objectives. If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we would anticipate adding a significant number of staff and management personnel during that period.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS 123R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates Chapeau’s ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective for Chapeau beginning January 1, 2006. We are currently evaluating the method of adoption. We are also evaluating the impact that the adoption of SFAS 123R will have on our consolidated financial statements. The impact of adoption will be dependent on several factors, including but not limited to, our future stock-based compensation strategy and our stock price volatility.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” (SFAS 153) an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not expect the adoption of SFAS 153 to have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are set forth immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of Chapeau, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Guy A. Archbold	53	Chief Executive Officer Chief Financial Officer Secretary Member, Board of Directors	February 14, 2001
Gerald H. Dorn	66	President Chief Operating Officer Member, Board of Directors	April 11, 2001
Robert W. Medearis	73	Member, Board of Directors	May 15, 2002
Gordon V. Smith	73	Member, Board of Directors	April 20, 2005
Robert K. Adams, Sr.	67	Member, Board of Directors	April 11, 2001

A director's regular term is for a period of one year or until his or her successor is duly elected and qualified.

There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each of our directors and executive officers.

Guy A. Archbold, our Chief Executive Officer, Chief Financial Officer, Secretary, and a director, joined Chapeau in February 2001, bringing over 25 years of senior management experience in administration, institutional money management, marketing and sales management and budgetary planning for both emerging and established specialized business units within the financial services industry. Mr. Archbold began his career with the investment banking firm of Blyth Eastman Dillon & Co., which was subsequently acquired by Paine Webber. At Paine Webber, Mr. Archbold earned the distinction of becoming the youngest Senior Vice President and Divisional Director in the firm while managing its Boardroom Office in New York. Mr. Archbold has also served as a Senior Vice President in charge of west coast institutional sales and banking for Donaldson, Lufkin & Jenrette, and in similar positions as Managing Director for west coast operations of other regional investment banks.  Previous to joining Chapeau, Mr. Archbold collaborated with the former Dean of the Kellogg School of Management to develop programs in institutional quantitative analysis investment programs for endowment funds, state and local governmental retirement funds, municipalities, individuals, and brokerage firms. Mr. Archbold has a Bachelor of Arts degree from California State University and has completed advanced management courses at the Northwestern University Kellogg School of Management and the University of Pennsylvania Wharton School of Business.

Gerald H. Dorn, our President, Chief Operating Officer and a director, has a background that includes thirty years of mechanical contracting, HVAC and power generation experience. He joined Chapeau in April 2001 through the merger of Specialized, a company focused on designing, assembling and selling packaged CHP systems for both domestic and international customers. Prior to forming Specialized in 1999, Mr. Dorn worked as a mechanical engineering consultant within the power generation industry and in a variety of entrepreneurial ventures that he co-owned. He founded several power generation and energy related businesses. In 1980, Mr. Dorn formed Padre Mechanical, Inc., a design/build mechanical contracting company, specializing in commercial and industrial projects including a large service and maintenance segment. The firm was profitably sold in 1991. In 1991, he helped form Intelligent Solutions, Inc., a packaged co-generation design company specializing in small (under 120 kilowatt) sized systems assembled under sub-contract agreement with Magnetec. From 1970 to 1980, Mr. Dorn held the position of General Sales Manager in the field of mechanical contracting for several large and small HVAC and plumbing companies in Southern California.

Robert W. Medearis, a director, is a management consultant and professional director. He has, over the last thirty years, served in the capacity of director for nineteen companies and organizations including, Silicon Valley Bank (Founder), Bank Plus, Commerce Security Bank, Western Real Estate Trust, Risk Management Software (Founder), InnerAsia/Geographic Travel, William Sherman Company, Chalice Investments, Inc., Techarmonic, Inc. and the Gorbachev Foundation. Mr. Medearis founded Silicon Valley Bank where he served as Chairman during its formative years from 1983 to 1989, and is now Director Emeritus. He is a retired Consulting Professor for Stanford University's School of Engineering and at the University of California Davis School of Management. Mr. Medearis holds an undergraduate degree in Civil Engineering from Stanford University and an MBA from the Harvard School of Business.

Gordon Smith, a director, is currently Chairman of the Board of Directors of the regional real estate development firm of Miller and Smith Companies, a company that he helped found in 1964. In 1996, Mr. Smith became a director of Bank Plus, a regulated thrift institution with headquarters in Glendale, California, and served as its Chairman from 1997 until its sale in 2002. He is also a director of Crown NorthCorp, a financial service company with operations in Europe and the United States. In addition, Mr. Smith serves as a director of the Opportunity Microfinance Bank, devoted to making loans and taking deposits from the poor in the Philippines. Mr. Smith earned his undergraduate degree Phi Beta Kappa from Ohio Wesleyan University and an MBA from Harvard School of Business.

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

Audit Committee

The audit committee was established on October 11, 2002. The audit committee is composed of two members and operates under a written charter adopted by the board of directors. The responsibilities of the audit committee are contained in the audit committee charter. The audit committee during fiscal year 2005 consisted of Messrs. Medearis and Archbold, with Mr. Medearis serving as Chairman. The board has determined to appoint one director to the audit committee who is not “independent” as defined by Chapeau policy and the applicable listing standards. All other audit committee members are independent. Mr. Archbold serves as the Chief Executive Officer and Chief Financial Officer of Chapeau and, therefore, is not independent. The board has determined to appoint Mr. Archbold as an audit committee member because of his specific business experience relative to Chapeau’s business. The board has further determined that Mr. Archbold’s position with Chapeau will not interfere with his providing impartial advice to the audit committee and that Mr. Archbold’s service on the audit committee is in the best interests of Chapeau and its shareholders. The board has also determined that there is no audit committee financial expert serving on the audit committee. Although the current members of the audit committee do not meet all of the criteria of a financial expert under SEC rules, the board of directors believes that the current members of the audit committee possess sufficient financial knowledge and experience relative to the financial complexity of Chapeau’s financial statements to adequately carry out their duties under the audit committee charter.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Awards		Payouts	All Other Compensation ($)
					Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Guy A. Archbold(1) Chief Executive Officer Chief Financial Officer	2005 2004 2003	$175,000 $175,000 $175,000	$0 $0 $350,000(2)	$0 $0 $0	$0 $0 $0	0 0 1,000,000	$0 $0 $0	$0 $0 $0
Gerald H. Dorn(3) President, BluePoint Energy, Inc.	2005 2004 2003	$150,000 $150,000 $150,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 200,000	$0 $0 $0	$0 $323,080(4) $0
Thomas R. Black(5) President, BluePoint Energy Development	2005 2004	$104,461 $105,907	$0 $48,000	$75,000 $0	$0 $0	0 750,000	$0 $0	$0 $0
Ranson Roser(6) Chief Technology Officer	2005 2004	$130,646 $104,195	$0 $0	$0 $0	$0 $0	0 400,000	$0 $0	$0 $0
_________________________

(1)
Mr. Archbold became Chief Executive Officer of Chapeau in February 2001. On March 1, 2001, our Board of Directors approved an employment agreement for Mr. Archbold. The compensation amounts reported above represent the amounts earned under the employment agreement. The actual amounts paid were $175,000, $174,809, and $130,221 for the years ended June 30, 2005, 2004, and 2003, respectively. The difference between the amounts earned and amounts paid have been accrued as a liability in the Consolidated Financial Statements.

(2)
Mr. Archbold was awarded 2,000,000 shares of common stock in October 2002. This stock grant was recorded as “stock issued for compensation” in the amount of $350,000, the estimated fair value of the common stock on the date of the award.

(3)
Mr. Dorn became an executive officer of Chapeau in April 2001. On April 11, 2001, our Board of Directors approved an employment agreement for Mr. Dorn, which employment agreement terminated effective March 31, 2005. The compensation amounts reported above represent the amounts earned under the employment agreement. The actual amounts paid were $150,000, $138,462, and $89,615 for the years ended June 30, 2005, 2004, and 2003, respectively. The difference between the amounts earned and amounts paid have been accrued as a liability in the Consolidated Financial Statements.

(4)
In January 2004, we issued 807,700 shares of its common stock to Mr. Dorn as incentive shares in connection with the Plan of Reorganization and Agreement dated as of April 11, 2001. The market value of the common stock on the date of issuance was $0.40 per share.

(5)
Mr. Black became President of BluePoint Energy Development, a business unit of Chapeau on October 20, 2003. Under the terms of Mr. Black’s employment contract, he was entitled to receive $48,000 in guaranteed bonuses in 2004, which represents the amount of lost compensation for terminating his prior employment before December 31, 2003. These guaranteed bonuses were accrued as a liability in the Consolidated Financial Statements during the year ended June 30, 2004. Mr. Black terminated employment on March 8, 2005. In connection with his termination, we entered into a Confidential Waiver and Release Agreement with Mr. Black, under which we agreed to pay Mr. Black severance of $75,000 plus his guaranteed bonus from 2004 in the amount of $48,000, in nine equal monthly installments of $13,667. At June 30, 2005, we had paid $41,000 and the remaining liability of $82,000 is accrued as a liability in the Consolidated Financial Statements.

(6)	Mr. Roser became Chief Technology Officer of Chapeau on August 7, 2003.

There were no options granted to the named executive officers in the last fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexpired Options/SARs at FY- End (#) Exercisable/ Unexercisable	Value of Unexercised In- The-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable(1)

Guy A. Archbold	$0	$0	1,100,000 / 0	$0 / $0
Gerald H. Dorn	$0	$0	300,000 / 0	$0 / $0
Ranson Roser	$0	$0	280,685 / 119,315	$0 / $0

(1)	Calculated on the basis of the closing price of $0.21 per share on June 30, 2005 minus the exercise price.

Employment Contracts

Chief Executive Officer

Mr. Archbold became our chief executive and financial officer in February 2001. On March 1, 2001, our Board of Directors approved an employment agreement for Mr. Archbold, which provides for an initial term of three years at an annual base salary of $175,000 per year, with automatic annual renewal at the same salary unless terminated by either party prior to the effective date of the renewal. In the event of termination of Mr. Archbold’s employment subsequent to the first year of the agreement, other than for cause or voluntary termination, he will be paid a severance payment equal to one-half his annual base salary.  As additional compensation, the agreement provided for the issuance to Mr. Archbold of stock options to purchase 800,000 shares of common stock at exercise prices ranging from $0.50 per share to $2.50 per share. All of the options granted under the employment contract expired unexercised on March 1, 2004.

President, BluePoint Energy, Inc.

Mr. Dorn became the president of Specialized in April 2001. On April 11, 2001, the Board of Directors approved a three-year employment agreement with Mr. Dorn at an annual base salary of $150,000 per year. This agreement terminated effective March 31, 2005 and Mr. Dorn is now an “at will” employee of Chapeau.

Chief Technology Officer

Mr. Roser became the chief technology officer on August 7, 2003. Under the terms of his employment contract, Mr. Roser is entitled to minimum annual compensation of $115,000. During the year ended June 30, 2005, Mr. Roser’s annual compensation was increased to $135,000. The term of the employment contract is three years. As additional compensation, the agreement provides for the grant to Mr. Roser of stock options to purchase 400,000 shares of common stock, of which 200,000 are exercisable at $0.25 per share and 200,000 are exercisable at $0.75 per share. Options to acquire 75,000 vested immediately and the remaining options vest over three years. All options expire in August 2013. In the event of termination of Mr. Roser’s employment prior to the end of the term of the agreement, other than for cause or voluntary termination, he will be paid severance compensation equal to the amount of remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

Compensation of Directors

Effective December 1, 2001, each non-management director is entitled to directors fees of $1,000 per month, plus $1,000 for each board of directors meeting attended and $500 for each committee meeting attended. Chapeau does not separately compensate its board members who are also employees for their service on the Board.

Upon appointment to the board of directors, each director appointed prior to October 2002 was granted options to purchase 200,000 shares of Chapeau common stock on the following terms:

(i) 100,000 shares of common stock, exercisable at $0.50 per share, vested immediately, and expiring three years from the date of issuance; and,

(ii) 100,000 shares of common stock, exercisable at $2.00 per share, 50% vested one year after grant and 50% vested two years after grant, all expiring five years from the date of issuance.

Furthermore, on October 12, 2002, each director was granted an option to purchase 200,000 shares of common stock of Chapeau, exercisable at $0.25 per share, 50% vested immediately, and 50% vesting ratably over two years, all expiring five years from the date of grant. In April 2005, upon appointment to the board of directors, Mr. Smith was granted an option to purchase 200,000 shares of Chapeau common stock on the same terms.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 26,001,308 shares of common stock outstanding as of October 6, 2005, and information as to the ownership of our common stock by each of our directors and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners[1]	Number of Shares of Common Stock Held	Percent of Ownership[2]	Rights to Acquire Common Stock[3]	Percent of Ownership if Rights Exercised[4]
Principal Shareholders

Guy A. Archbold 9525 Windrose Lane Granite Bay, California 95746	2,000,000	7.7%	1,100,000	11.4%

Gerald H. Dorn 508 Island Dr. Reno, Nevada 89509	2,934,750	11.3%	300,000	12.3%

Gordon V. Smith[5] 8716 Crider Brook Way Potomac, Maryland 20854	2,499,268	9.6%	1,965,617	16.0%

MFPI, LLC[6] P.O. Box 2720 Aspen, Colorado 81612	2,333,334	9.0%	9,071,873	32.5%

Calim Venture Partners II, LLC[7] P.O. Box 2720 Aspen, Colorado 81612	0	0.0%	7,842,009	23.2%

Michael Feinberg 1986 Insurance Trust P.O. Box 2720 Aspen, Colorado 81612	1,250,000	4.8%	1,250,000	9.2%

Calim Bridge Partners I, LLC[8] P.O. Box 2720 Aspen, Colorado 81612	0	0.0%	30,000,000	53.6%

Directors and Officers

Guy A. Archbold	---------------------------------See Above------------------------------

Gerald H. Dorn	---------------------------------See Above------------------------------

Gordon V. Smith	---------------------------------See Above------------------------------

Robert W. Medearis 195-A Bryant Street Palo Alto, California 94301	384,222	1.5%	300,000	2.6%

Robert K. Adams P. O. Box 1083 Ketchum, Idaho 83340	376,950	1.4%	300,000	2.6%

Ranson Roser 1759 Terrace Heights Lane Reno, Nevada 89523	0	0.0%	327,580	1.2%

All Officers and Directors as a Group (6)	8,195,190	31.5%	4,293,197	41.2%

(1)	To the best of our knowledge, and except as discussed below, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.

(2)	The percentages shown are based on 26,001,308 shares of Chapeau common stock outstanding as of October 6, 2005.

(3)
Rights to acquire common stock represent the number of options and warrants exercisable by the indicated person as of a date sixty days after October 6, 2005 and includes stock and warrants issuable upon conversion of all of the convertible bonds authorized under the Bond Agreement dated April 16, 2004 and related amendment dated April 14, 2005.

(4)
The percentage shown assumes the exercise of all rights (exercisable within a date sixty days after October 6, 2005) held solely by that individual and a corresponding increase in the issued and outstanding common stock.

(5)	The number of shares and rights to acquire shares includes shares and rights owned by the Gordon V. and Helen C. Smith Foundation, of which, Mr. Smith is the President.

(6, 7, 8)	The Manager of Calim Venture Partners II, LLC is also the Manager of MFPI, LLC and Calim Bridge Partners I, LLC, and is a member of each entity.

The following table provides information as of June 30, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Chapeau are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	-	0

Equity compensation plans not approved by security holders	4,355,000	$0.53	(1)

Total:	4,355,000
_________________________
(1)
Although our shareholders have not formally approved equity compensation plans, our board of directors has granted options to officers, directors, employees, and consultants. Non-management directors, including two directors who have resigned from the board, have been granted options to acquire 2,400,000 shares of common stock. Additionally, the board has approved options to the Mr. Archbold and Mr. Dorn to acquire 2,000,000 and 400,000 shares of common stock, respectively. Six employees have been granted options to acquire an aggregate of 1,555,000 shares of common stock and two consultants have been granted options to acquire 500,000 shares of common stock. Of the options granted to officers of directors, options to acquire 1,700,000 shares of common stock expired unexercised prior to June 30, 2005. Of the options granted to employees, options to acquire 800,000 shares of common stock have been forfeited in connection with the termination of the employment of two employees. See Item 10. EXECUTIVE COMPENSATION, “Employment Contracts” and “Compensation of Directors” for further details of the options granted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the placement of $800,000 of convertible promissory notes and related warrants, the placement of $2,000,000 of Series A Convertible Bonds, the placement of $2,500,000 of Series B Convertible Bonds and the sale of 3,983,334 shares of common stock and related warrants, Calim earned placement fees of $225,000 and $105,000 during the years ended June 30, 2005 and 2004, respectively.

In June 2002, we entered into a financial advisory agreement with Calim. Under the terms of the agreement, Calim agreed to provide to Chapeau financial advisory services customary for a start-up company in need of a broad array of financial advice. As compensation for its services, Calim will be paid a monthly retainer of $10,000. To the extent that the monthly services exceed 25 hours, Calim is entitled to additional compensation of $250 per hour. Under this agreement, Calim earned advisory fees of $120,000 in each of the years ended June 30, 2005 and 2004, respectively. In addition, Calim is entitled to compensation in connection with each transaction, as defined in the agreement, consummated during the term of the agreement, as follows:

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

As of June 30, 2005, Chapeau has an account payable to Calim of approximately $817,000 for unpaid placement, advisory, and legal fees.

ITEM 13. EXHIBITS

FINANCIAL STATEMENTS AND SCHEDULES

The financial statements, including the index to the financial statements, are included immediately following the signature page to this report.

EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(3)	Articles of Incorporation	Incorporated by reference(1)

2	(3)	Bylaws	Incorporated by reference(1)

3	(4)	Specimen Stock Certificate	Incorporated by reference(1)

4	(10)	Employment Agreements of Mr. Archbold, Mr. Dorn, and Mr. Sorter	Incorporated by reference(3)

5	(10)	Option Agreements	Incorporated by reference(3)

6	(10)	Specialized Agreement	Incorporated by reference(3)

7	(10)	Bridge Loans/Warrants	Incorporated by reference(3)

8	(10)	Secured Convertible Promissory Note (Example)	Incorporated by reference(4)

9	(10)	Warrant Certificate for the Purchase of Common Stock (Example)	Incorporated by reference(4)

10	(10)	Security Agreement (Example)	Incorporated by reference(4)

11	(10)	Subscription Agreement (Example)	Incorporated by reference(4)

12	(10)	Amendment and Forbearance Agreement Dated January 8, 2002 (Example)	Incorporated by reference(4)

13	(10)	Loan Agreement with Calim Private Equity, LLC	Incorporated by reference(5)

14	(10)	Second Amendment and Forbearance Agreement Dated August 14, 2002 (Example)	Incorporated by reference(5)

15	(10)	Financial Advisory Agreement with Calim Private Equity, LLC	Incorporated by reference(5)

16	(10)	Joint Strategic Agreement between Chapeau, Inc. and Southern California Gas Company	Incorporated by reference(6)

17	(10)	Amendment to Loan Agreement with Calim Private Equity, LLC	Incorporated by reference(7)

18	(10)	Stock Purchase Agreement with MFPI, LLC and Related Warrant	Incorporated by reference(8)

19	(10)	Strategic Alliance Agreement with URS Corporation(9)	Incorporated by reference(10)

20	(10)	Employment Agreement - Ranson R. Roser	Incorporated by reference(11)

21	(10)	Employment Agreement - Thomas R. Black	Incorporated by reference(11)

22	(10)	Promissory note dated December 4, 2003 between Chapeau, Inc. and Calim Venture Partners II, LLC	Incorporated by reference(12)

23	(10)	Bond Purchase Agreement dated April 16, 2004 between Chapeau, Inc. and Calim Bridge Partners I, LLC	Incorporated by reference(13)

24	(10)	Stock Purchase Agreement dated April 12, 2004 between Chapeau, Inc. and Michael Feinberg 1986 Insurance Trust	Incorporated by reference(13)

25	(10)	Promissory note dated August 27, 2004 between Chapeau, Inc. and Calim Bridge Partners I, LLC	Incorporated by reference(14)

26	(10)	Stock Purchase Agreement dated March 22, 2005 by and between Chapeau, Inc. and Gordon V. and Helen C. Smith Foundation	Incorporated by reference(15)

27	(10)	First Amendment and Supplement to Bond Purchase Agreement dated April 14, 2005 between Chapeau, Inc. and Calim Private Equity, LLC	Incorporated by reference(16)

28	(10)	Demand note dated June 13, 2005 between Chapeau, Inc. and John P. Calamos, Sr.	This filing

29	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

30	(32)	Section 1350 Certification	This filing

(1)	Incorporated by reference from Chapeau's registration statement on Form S-18 filed with the Commission, SEC File No. 33-1289-D.

(2)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 1997.

(3)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2001.

(4)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2001.

(5)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2002.

(6)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

(7)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2002.

(8)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2003.

(9)
Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(10)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2002.

(11)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

(12)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2003.

(13)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2004.

(14)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2004.

(15)	Incorporated by reference from Chapeau's report on Form 8-K dated March 22, 2005.

(16)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2005 and 2004 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all income tax return preparation services during those years. Each year our audit committee pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell. All other non-audit services, if any, must be pre-approved by our audit committee on a case by case basis. All services described below were pre-approved by our audit committee. The percentage of hours expended on the audit by persons other than full time, permanent employees of Hansen, Barnett & Maxwell was zero.

Audit Fees

Aggregate fees billed to us for the years ended June 30, 2005 and 2004 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $37,789 and $27,820, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us for the years ended June 30, 2005 and 2004 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $1,370 and $1,703, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CHAPEAU, INC.

Dated: October 12, 2005	By /s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer and
Chief Financial Officer (Principal Executive,
Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 12, 2005	By /s/ Guy A. Archbold
Guy A. Archbold, Director

Dated: October 12, 2005	By /s/ Gerald H. Dorn
Gerald H. Dorn, Director

Dated: October 12, 2005	By /s/ Robert W. Medearis
Robert W. Medearis,Director

Dated: October 12, 2005	By /s/ Gordon V. Smith
Gordon V. Smith, Director

Dated:	By
Robert K. Adams, Director

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - June 30, 2005 and 2004	F-3

Consolidated Statements of Operations for the Years Ended June 30, 2005 and 2004 and for the Period from February 3, 2000 (Date of Inception of the Development Stage) through June 30, 2005	F-4

Consolidated Statements of Stockholders’ Deficit for the Period from February 3, 2000 (Date of Inception of the Development Stage) through June 30, 2003 and for the Years Ended June 30, 2004 and 2005	F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 and 2004 and for the Period from February 3, 2000 (Date of Inception of the Development Stage) through June 30, 2005	F-6

Notes to Consolidated Financial Statements	F-7

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Chapeau, Inc.

We have audited the accompanying consolidated balance sheets of Chapeau, Inc. and subsidiary (a development stage company) as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2005 and 2004 and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. and subsidiary as of June 30, 2005 and 2004 and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and during the years ended June 30, 2005 and 2004, incurred losses from operations and had negative cash flows from operating activities. As of June 30, 2005, the Company had a working capital deficiency of $2,471,803 and a stockholders’ deficit of $5,669,420. The Company has accumulated a deficit of $12,587,958 from the date of inception of the development stage through June 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
October 3, 2005

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	June 30, 2004
ASSETS

Current Assets
Cash	$530,598	$6,352
Accounts receivable, net of allowance for doubtul accounts of $24,000	17,525	-
Inventory	1,052,572	1,217,875
Deposits on inventory	253,648	6,371
Other current assets	20,677	31,201
Total Current Assets	1,875,020	1,261,799

Property and Equipment, net of accumulated depreciation	106,798	51,953

Other Assets	448,551	173,064

Total Assets	$2,430,369	$1,486,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,527,574	$1,111,690
Accrued liabilities	1,593,171	1,029,472
Customer deposits	999,065	931,280
Promissory notes	217,667	43,300
Current maturities of capitalized lease obligations	9,346	8,206
Total Current Liabilities	4,346,823	3,123,948

Long- Term Liabilities
Convertible bonds, less unamortized discount	3,739,438	2,002,720
Capitalized lease obligations, less current maturities	13,528	22,874

Total Liabilities	8,099,789	5,149,542

Commitments and contingent liabilities	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 26,001,308 shares and 24,172,040 shares issued and outstanding at June 30, 2005 and
2004, respectively	26,001	24,172
Additional paid-in capital	7,185,403	6,304,842
Deferred compensation	(33,493)	(43,074)
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(12,587,958)	(9,689,293)
Total Stockholders' Deficit	(5,669,420)	(3,662,726)

Total Liabilities and Stockholders' Deficit	$2,430,369	$1,486,816

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended June 30,		For the period from February 3, 2000 (date of inception of the development stage) through
	2005	2004	June 30, 2005

Sales	$329,750	$170,500	$500,250
Cost of sales	266,945	134,823	401,768

Gross profit	62,805	35,677	98,482

Selling, general and administrative expense	2,075,917	2,102,036	7,078,758
Research and development expense	395,721	714,913	2,005,564
Stock issued for compensation	-	-	355,000
Amortization of deferred compensation from issuance of stock options	31,499	36,456	100,515
Write off of intangible assets	-	-	318,531
Write off of note receivable	-	-	57,330
In-process research and development acquired	-	400,000	776,624

Loss from operations	(2,440,332)	(3,217,728)	(10,593,840)

Interest income	-	-	73,126
Forfeiture of customer deposit	145,780	-	145,780
Interest expense	(453,642)	(215,914)	(867,558)
Interest expense from amortization of discount on convertible debt and debt issues costs	(150,471)	(23,198)	(1,345,466)

Net Loss	$(2,898,665)	$(3,456,840)	$(12,587,958)

Basic and Diluted Loss Per Common Share	$(0.12)	$(0.15)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,673,209	22,617,532

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional Paid-In	Deferred	Deficit Accumulated Prior to the Development	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Compensation	Stage	Stage	Deficit

Balance - February 3, 2000
(Date of Inception of the Development Stage)	12,320,049	$12,320	$230,451	$-	$(259,373)	$-	$(16,602)
Conversion of related-party note payable and
accrued interest into additional paid-in capital	-	-	16,602	-	-	-	16,602
Cancellation of stock	(7,820,049)	(7,820)	7,820	-	-	-	-
Issuance of stock for cash, from February 28 to
March 13, 2000, $0.25 per share, less offering costs	4,000,000	4,000	983,285	-	-	-	987,285
Shares issued in acquisition of Specialized Energy
Products, Inc., April 11, 2001, $0.15 per share	3,500,000	3,500	521,500	-	-	-	525,000
Issuance of beneficial conversion features, stock, and
warrants related to promissory notes, June 2001
through May 2002	315,900	316	572,750	-	-	-	573,066
Issuance of stock for payment of interest, January
2002, $0.20 to $0.28 per share	111,650	112	23,318	-	-	-	23,430
Issuance of stock for payment of compensation,
April 2002, $0.25 per share	20,000	20	4,980	-	-	-	5,000
Issuance of stock to note holders in connection with
amendment and forbearance agreements, August 2002	830,000	830	57,270	-	-	-	58,100
Issuance of stock for compensation, October 2002,
$0.175 per share	2,000,000	2,000	348,000	-	-	-	350,000
Issuance of options for deferred compensation,
October 2002	-	-	80,090	(80,090)	-	-	-
Issuance of options related to promissory notes,
August through December 2002	-	-	359,626	-	-	-	359,626
Issuance of stock for cash, December 2002, $0.25
per share, less offering costs	400,000	400	94,600	-	-	-	95,000
Conversion of promissory notes and accrued interest	3,561,156	3,561	886,729	-	-	-	890,290
Issuance of stock for payment of rent, February 2003,
$0.175 per share	100,000	100	30,900	-	-	-	31,000
Issuance of stock for payment of account payable,
February 2003, average of $0.162 per share	250,000	250	40,222	-	-	-	40,472
Issuance of stock and warrants for cash, March through
May 2003, $0.30 per share, less offering costs	2,333,334	2,333	627,667	-	-	-	630,000
Amortization of deferred compensation	-	-	-	32,560	-	-	32,560
Net loss	-	-	-	-	-	(6,232,453)	(6,232,453)

Balance - June 30, 2003	21,922,040	21,922	4,885,810	(47,530)	(259,373)	(6,232,453)	(1,631,624)

Issuance of options for deferred compensation,
October 2003	-	-	32,000	(32,000)	-	-	-
Issuance of incentive shares of stock pursuant to
Specialized Plan of Reorganization and Agreement,
January 2004	1,000,000	1,000	399,000	-	-	-	400,000
Issuance of stock for cash, April to May 2004,
$0.40 per share, less offering costs	1,250,000	1,250	473,750	-	-	-	475,000
Issuance of beneficial conversion features and warrants
related to convertible bonds, April to June 2004	-	-	514,282	-	-	-	514,282
Amortization of deferred compensation	-	-	-	36,456	-	-	36,456
Net loss	-	-	-	-	-	(3,456,840)	(3,456,840)

Balance - June 30, 2004	24,172,040	24,172	6,304,842	(43,074)	(259,373)	(9,689,293)	(3,662,726)

Issuance of stock for cash, March 2005, $0.41 per share	1,829,268	1,829	748,171	-	-	-	750,000
Issuance of options for deferred compensation,
September 2004	-	-	31,610	(31,610)	-	-	-
Expiration of options of terminated employee	-	-	(9,692)	9,692	-	-	-
Issuance of beneficial conversion features and warrants
related to convertible bonds, July to August 2004	-	-	99,420	-	-	-	99,420
Issuance of beneficial conversion features and warrants
related to convertible bonds, April to June 2005	-	-	11,052	-	-	-	11,052
Amortization of deferred compensation	-	-	-	31,499	-	-	31,499
Net loss	-	-	-	-	-	(2,898,665)	(2,898,665)

Balance - June 30, 2005	26,001,308	$26,001	$7,185,403	$(33,493)	$(259,373)	$(12,587,958)	$(5,669,420)

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended June 30,		For the period from February 3, 2000 (date of inception of the development stage) through
	2005	2004	June 30, 2005
Cash Flows From Operating Activities
Net loss	$(2,898,665)	$(3,456,840)	$(12,587,958)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	400,000	776,624
Impairment of property and equipment	-	50,000	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	-	386,000
Amortization of discount on convertible promissory notes and debt issue costs	150,471	23,198	1,345,466
Amortization of deferred compensation from issuance of stock options	31,499	36,456	100,515
Depreciation and amortization	36,078	32,525	248,738
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	(17,525)	-	(17,525)
Inventories and related deposits	(81,974)	174,848	(1,306,220)
Other current assets	10,524	17,248	(17,509)
Other assets	(14,968)	(36,644)	(111,228)
Accounts payable	90,886	202,294	1,270,596
Accrued liabilities	563,699	389,711	1,727,944
Customer deposits	67,785	208,500	999,065
Net Cash Used In Operating Activities	(2,062,190)	(1,958,704)	(6,741,549)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(73,725)	(42,561)	(190,400)
Net Cash Used In Investing Activities	(73,725)	(42,561)	(548,176)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,net of offering costs	750,000	475,000	2,937,285
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features	1,944,000	1,535,000	4,717,501
Proceeds from issuance of warrants and common stock related to convertible promissory notes	-	-	391,499
Payment of capitalized lease obligations	(8,206)	(11,118)	(19,324)
Payment of principal on note payable	(25,633)	-	(25,633)
Debt issue costs	-	-	(181,005)
Net Cash Provided By Investing Activities	2,660,161	1,998,882	7,820,323
Net Increase (Decrease) In Cash	524,246	(2,383)	530,598
Cash At Beginning Of Period	6,352	8,735	-
Cash At End Of Period	$530,598	$6,352	$530,598

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations— Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001. From February 3, 2000 through December 31, 2003, the Company has had no sales of its power generation systems. During the current and prior fiscal years, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments. Chapeau continues to be considered a development stage company due to the lack of significant sales. Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

Principles of Consolidation— The accompanying consolidated financial statements include the accounts of Chapeau, Inc. and its wholly-owned subsidiary, Specialized Energy Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates— The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Revenue Recognition— The Company recognizes revenues from the sale of its products generally when evidence of an arrangement exists, the goods have been shipped to the customers or delivered to the customer’s location and collection of the sales price is reasonably assured. In order to reasonably assure the collectibility of sales, the Company requires a deposit of 50% of the purchase price from the purchaser upon acceptance of a product order. A purchaser may cancel any order if notice of cancellation is given 30 days before the scheduled delivery date. Once delivery has occurred no right of return exists and the sale is final. The Company’s standard proposed terms of sale require the remaining balance of the purchase price to be paid upon notification of availability of delivery of the product. The Company generally provides a one-year warranty covering materials and workmanship. Accruals are provided for anticipated warranty expenses based on management expectations and historical experience. Management reviews the amount of the accrual on a regular basis and adjusts the warranty provision as needed based on actual experience or as other information becomes available.

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. Account balances are charged off against the allowance when recovery is considered remote.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories and Deposits on Inventory— Inventories are stated at the lower of cost or market. Cost is determined under the first-in-first-out method. Deposits toward the purchase of assets are reflected as a current asset separate from inventories. At June 30, 2005 and 2004, inventories consisted of the following:

	2005	2004
Parts for power systems, principally engines	$553,679	$600,832
Power system assemblies in process	498,893	617,043
Total Inventories	$1,052,572	$1,217,875

Property and Equipment— Property and equipment are recorded at cost. Depreciation of office and other equipment is provided over estimated useful lives of three to five years on a straight-line basis. Amortization of leasehold improvements is provided on a straight-line basis over five years, which represents the shorter of their estimated useful lives or the term of the lease. Amortization of equipment under capitalized lease obligations is provided over estimated useful lives of five years. At June 30, 2005 and 2004, property and equipment consists of the following:

	2005	2004
Office and other equipment	$63,190	$16,084
Leasehold improvements	26,619	-
Equipment under capitalized lease obligations	35,869	35,869
Total Property and Equipment	125,678	51,953
Less: Accumulated depreciation and amortization	(18,880)	-
Total Property and Equipment, net	$106,798	$51,953

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

Depreciation and amortization expense relating to property and equipment was $18,880 and $16,871 during the years ended June 30, 2005 and 2004.

Intangible Assets— Prior to their impairment, as further discussed in Note 3, identifiable intangible assets originating in the acquisition of Specialized Energy Products, Inc. were amortized using the straight-line method over their estimated useful lives of three to five years.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs— Research and development costs, including purchased in-process research and development, are expensed as incurred. Payments related to obtaining technology rights, for which development is in process, are expensed as incurred and are considered a component of research and development costs. Materials that do not have an alternative use and the cost to develop prototypes are classified as research and development costs.

Fair Value of Financial Instruments— The face amounts of accounts payable and the note payable included in currently liabilities approximate their respective fair values due to the short maturities of these instruments. It is not practicable to estimate the fair value of the long-term convertible bonds, which have a face value of $4,241,000 in the balance sheet at June 30, 2005. See Note 4 for a detailed description of the terms of the long-term convertible bonds.

Income Taxes— The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for operating loss carry forwards and for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Basic and Diluted Loss Per Share—Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants, convertible notes and bonds, and contingently issuable common stock have been excluded from the diluted loss per share calculations. None of the options, warrants, convertible notes or bonds, or contingently issuable common stock outstanding, as discussed in Notes 4, 5 and 7, were included in the computations of diluted loss per share.

Stock-Based Compensation— At June 30, 2005, the Company has stock-based employee compensation grants, which are described more fully in Note 7. The Company accounts for those grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years Ended June 30,
	2005	2004
Net loss as reported	$(2,898,665)	$(3,456,840)
Add: Total stock-based compensation expense included in reported net loss	31,499	36,456
Less: Total stock-based compensation expense determined under fair value based method	(229,534)	(319,786)
Pro forma net loss	$(3,096,700)	$(3,740,170)
Basic and diluted loss per share:
As reported	$(0.12)	$(0.15)
Pro forma	$(0.13)	$(0.17)

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk— The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash on deposit in excess of federally-insured limits in the amount of $459,795 at June 30, 2005. The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not had significant sales. The Company incurred losses of $2,898,665 and $3,456,840 and used $2,062,190 and $1,958,704 of cash in its operating activities during the years ended June 30, 2005 and 2004, respectively. Through June 30, 2005, the Company has accumulated a deficit during the development stage of $12,587,958 and at June 30, 2005, the Company has a stockholders’ deficit of $5,669,420 and a working capital deficiency of $2,471,803. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development of its packaged co-generation and power generation system for sale to the electrical power market. Although the Company has secured purchase orders for its product and has made initial shipments of its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future. To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by selling its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

NOTE 3 - OTHER ASSETS

At June 30, 2005 and 2004, other long-term assets consist of the following:

	2005	2004
Bond issuance costs, less accumulated amortization	$354,523	$76,804
Intellectual property, principally patents and applications	68,793	78,266
Lease deposits	25,235	17,994
Total Other Assets	$448,551	$173,064

Bond issuance costs are being amortized as interest expense over the five year term of the bonds. Amortization of bond issuance costs for the years ended June 30, 2005 and 2004 was $47,281 and $3,196, respectively, resulting in accumulated amortization of $50,477 at June 30, 2005 ($3,196 at June 30, 2004).

With the shipment of its initial products, the Company has commenced amortizing intellectual property as of July 1, 2004, over an estimated useful life of five years, using the straight-line method. Amortization expense for the years ended June 30, 2005 and 2004 was $17,198 and zero, respectively.

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

NOTE 4 - PROMISSORY NOTES, CONVERTIBLE BONDS, AND WARRANTS

2002 Convertible Debt - On August 14, 2002, the Company entered into a loan agreement with Calim Private Equity, LLC, or Calim PE, which was amended on December 2, 2002. The note and other rights under the agreement were assigned to two affiliated entities of Calim PE. From August through December 2002, the Company received loan advances aggregating $800,000 under a 12% secured, convertible promissory note and issued to the affiliated entities options to purchase 1,300,000 shares of common stock at $0.10 per share. The promissory note accrued interest at 12% per annum, payable quarterly, was due on February 1, 2003, was secured by all of the assets of the Company and was convertible into convertible bonds. The Company accrued $80,000 of loan placement fees payable to Calim PE, which amount is included in accounts payable and is past due. The Company also designated Calim PE as its exclusive placement agent if the Company were to issue convertible bonds in the future.

In February 2003, the holders converted the $800,000 promissory note plus accrued interest in the amount of $21,000 into convertible bonds, in accordance with the terms of the loan agreement. The convertible bonds are due February 1, 2008 and are redeemable by the Company after February 1, 2005. Interest on the bonds accrues at 12% per annum and is payable on a semiannual basis.  The initial interest payment under the convertible bonds was due in August 2003 and, as of the current date, Chapeau has made no interest payments due under the convertible bonds and is therefore technically in default under the terms of the bonds; however, Calim PE has provided the Company with a waiver of the default and the bonds are reflected as long-term liabilities.

Each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share. The warrants, when issued, will expire two years after issuance. The conversion terms of the bonds will be subject to reset annually to provide for a 20% increase in benefit to the holders. As of June 30, 2005, no reset has occurred. The Company is obligated to register the common stock underlying conversion of the bonds and exercise of the warrants.

Notes Payable - On March 31, 2003, the Company entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada. Under the terms of this agreement, the Company converted past due rent into a note payable to the landlord in the principal amount of $43,300. The note was originally due October 1, 2003, was unsecured, and bore interest at 10%. As further consideration for entering into the settlement, the Company agreed to issue the landlord 100,000 shares of common stock, valued at $31,000 ($0.31 per share), which was the market price of the stock on the date of the settlement. The value of the common shares issued was recognized as an expense. The note has been extended on two occasions. As of June 30, 2005, the Company has reduced the balance of the note to $17,667. The note is payable in monthly installments of $2,500 with the balance due on October 1, 2005.

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

Between August 27, 2004 and April 5, 2005, the Company executed a promissory note in favor of Calim VP, to borrow up to an aggregate maximum principal amount of $500,000, and received other advances from Calim Bridge Partners I, LLC, or Calim BP, in the aggregate amount of $770,000. This note and these advances were unsecured and bore interest at 12% per annum. As described below, in April 2005, the Company converted this note and these advances into five-year 12% Series B Convertible Bonds.

In June 2005, the Company borrowed $200,000 under a promissory note with an individual affiliated with Calim. The note bears interest at 12% per annum, payable monthly. The note is unsecured and is payable on demand.

12% Series A Convertible Bonds - In April 2004, the Company entered into a Bond Purchase Agreement with Calim BP. Under the terms of this agreement, the Company was authorized to issue up to $2,000,000 of five-year 12% Series A Convertible Bonds (the Series A Bonds). The Company converted $1,435,000 in debt representing all principal under outstanding promissory notes payable by the Company to Calim BP into the Series A Bonds pursuant to the Bond Purchase Agreement. In addition, as of June 30, 2004, the Company had drawn an aggregate of $241,000 under the bond agreement to pay $61,000 in unpaid interest accrued under the promissory notes, to pay $80,000 in an origination fee payable to Calim BP in connection with entering into the Bond Purchase Agreement, and $100,000 for working capital. Subsequent to June 30, 2004, the Company drew the remaining $324,000 under the Series A Bonds.

The terms of the Series A Bonds are 1) the bonds are due May 1, 2009; 2) interest on the bonds accrues at 12% per annum, payable on a semiannual basis; 3) the bonds may be prepaid by the Company at any time subsequent to May 1, 2006; 4) the bonds are convertible into units, each unit comprised of one share of common stock and one warrant, with the initial conversion price of $0.40 per unit; 5) the conversion price of bonds will be subject to periodic adjustment upon the occurrence of certain events, including, but not limited to, the sale of common stock at less than the conversion price and the issuance of convertible securities with a lower conversion price; and 6) customary registration rights. The warrants to be received in the event of conversion were initially to be exercisable at $1.00 per share and have a term of two years after the date of conversion. As described below, with the Amendment of the Bond Purchase Agreement in April 2005, the conversion price of the Series A Bonds was changed from $0.40 to $0.30 per unit and the exercise price of the warrants was changed from $1.00 per share to $0.50 per share. The initial interest payment under the convertible bonds was due in October 2004 and, as of the current date, Chapeau has made no interest payments due under the convertible bonds and is therefore technically in default under the terms of the bonds; however, Calim BP has provided the Company with a waiver of the default and the bonds are reflected as long-term liabilities.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the bonds were allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds. The total amount allocated to the beneficial conversion option was $613,702, has been recorded as a discount on the convertible bonds, and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through May 1, 2009, the due date of the bonds. The placement fee paid to Calim BP in the amount of $180,000 is being amortized as interest expense over the term of the bonds.

12% Series B Convertible Bonds - In April 2005, the Company entered into a First Amendment and Supplement to the Bond Purchase Agreement with Calim BP. Under the terms of this amendment, the Company is authorized to issue up to $2,500,000 of five-year 12% Series B Convertible Bonds (the Series B Bonds). The Company converted $1,270,000 in debt representing the principal under an outstanding promissory note payable by the Company to Calim VP and all principal due under a series of unsecured advances from Calim BP into the Series B Bonds. In addition, as of June 30, 2005, the Company had drawn an additional $150,000 under the bond agreement for working capital. Subsequent to June 30, 2005, the Company has drawn an additional $650,000 under the Series B Bonds.

The terms of the Series B Bonds are 1) the bonds are due March 31, 2010; 2) interest on the bonds accrues at 12% per annum, payable on a semiannual basis; 3) the bonds may be prepaid by the Company at any time subsequent to May 1, 2007; 4) the bonds are convertible into units, each unit comprised of one share of common stock and one warrant, with the initial conversion price of $0.30 per unit; 5) the conversion price of bonds will be subject to periodic adjustment upon the occurrence of certain events, including, but not limited to, the sale of common stock at less than the conversion price and the issuance of convertible securities with a lower conversion price; and 6) customary registration rights. The warrants to be received in the event of conversion are exercisable at $0.50 per share and have a term of two years after the date of conversion.

The proceeds from the bonds were allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds. The total amount allocated to the beneficial conversion option was $11,052, has been recorded as a discount on the convertible bonds, and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through March 31, 2010, the due date of the bonds. The placement fee payable to Calim BP in the amount of $225,000 is being amortized as interest expense over the term of the bonds.

Total interest expense from the amortization of discount on convertible debt and debt issue costs was $150,471 and $23,198 for the years ended June 30, 2005 and 2004, respectively. Summary information regarding notes payable and bonds payable for the years ended June 30, 2005 and 2004 is as follows:

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Promissory Notes and Bonds Payable	Unamortized Discount on Promissory Notes and Bonds	Promissory Notes and Bonds, Less Unamortized Discount
Balance at June 30, 2003	$864,300	$-	$864,300
Series A Bonds issued	1,676,000	(514,282)	1,161,718
Amortization of discount	-	20,002	20,002
Balance at June 30, 2004	2,540,300	(494,280)	2,046,020
Series A Bonds issued	324,000	(99,420)	224,580
Series B Bonds issued	1,420,000	(11,052)	1,408,948
Demand note issued	200,000	-	200,000
Payments on note to landlord	(25,633)	-	(25,633)
Amortization of discount	-	103,190	103,190
Balance at June 30, 2005	$4,458,667	$(501,562)	$3,957,105

Notes and bonds payable at June 30, 2005 and 2004 are summarized as follows:

	June 30,
	2005	2004
12% Series A Convertible Bonds, due May 2009, secured by all assets of the Company, less unamortized discount of $491,320
and $494,280, respectively	$1,508,680	$1,181,720
12% Series B Convertible Bonds, due March 2010, secured by all assets of the Company, less unamortized discount of $10,242
and zero, respectively	1,409,758	-
12% convertible bonds, due February 2008, secured by all assets
of the Company	821,000	821,000
12% note payable, due on demand, unsecured	200,000	-
10% note payable, due October 2005, unsecured	17,667	43,300
Total Notes and Bonds Payable, less
Unamortized Discount	3,957,105	2,046,020
Less current portion	217,667	43,300
Long-Term Bonds Payable	$3,739,438	$2,002,720

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK

Shares Issued for Cash

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

In March 2005, the Company issued 1,829,268 shares of common stock at $0.41 per share in a private placement to a foundation that is presently a shareholder of the Company. Proceeds to the Company were $750,000. In connection with the private placement, the Company also issued to the foundation warrants to acquire 1,829,268 shares of common stock, which warrants have an exercise price of $0.60 per share and expire in March 2007. The proceeds were allocated to the warrants based upon their fair value of $132,622, and the balance of the proceeds in the amount of $617,378 being allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk-free interest rate of 3.73%, expected dividend yield of 0%, expected volatility of 110% and expected lives of 2 years. The proceeds were allocated to common stock and additional paid-in capital. The president and trustee of the foundation subsequently became a director of the Company.

Shares Issued for Acquisition of Specialized Energy Products, Inc.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

As of June 30, 2005, the Company has operating loss carryforwards of approximately $10,100,000, of which approximately $184,000 represents the net operating losses of Specialized at the date of acquisition. The operating losses expire, if not used, from 2006 through 2025. The utilization of the pre-acquisition loss carryforwards of Specialized is dependent on the future profitable operation of Specialized under the separate return limitation rules and limitations on the carry forward of net operating losses after a change in ownership. The components of net deferred tax assets and liabilities were as follows at June 30, 2005 and 2004:
	2005	2004

Deferred tax asset - Operating loss carry forwards	$3,422,126	$2,553,660
Non-deductible accruals and allowances	105,056	95,036
Valuation allowance	(3,527,182)	(2,648,696)

Net Deferred Tax Asset	$-	$-

The valuation allowance increased $878,486 and $957,536 during the years ended June 30, 2005 and 2004, respectively. The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying consolidated financial statements for the years ended June 30, 2005 and 2004:
	2005	2004

Income tax (benefit) at statutory rate	$(985,546)	$(1,175,326)
Non-deductible in-process research and development acquired	-	136,000
Non-deductible interest from amortization of discount on convertible
promissory notes	35,085	6,801
Expiration of net operating loss carryforwards	59,837	49,153
Other non-deductible expenses	12,138	25,836
Change in valuation allowance	878,486	957,536
Income Tax Expense	$-	$-

NOTE 7 - STOCK OPTIONS AND WARRANTS

During the years ended June 30, 2005 and 2004, the Company granted options to a member of the board of directors, certain employees and a consultant to acquire 305,000 and 1,550,000 shares of common stock, respectively. These options are exercisable at prices ranging from $0.25 to $0.75 per share. The options generally vest from immediately through three years from the date of grant, and expire from five to ten years after the grant date.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the options granted at June 30, 2005 and 2004, and changes during the years then ended is presented in the following table:

	Year Ended June 30,
	2005		2004
	Shares	Weighted- Average exercise price	Shares	Weighted- Average exercise price
Outstanding at the beginning of the year	5,050,000	$0.54	5,000,000	$0.74
Granted	305,000	0.32	1,550,000	0.50
Expired	(1,000,000)	0.53	(1,500,000)	1.15
Outstanding at the end of the year	4,355,000	0.53	5,050,000	0.54
Exercisable at the end of the year	3,860,632	0.55	3,717,142	0.57

The weighted-average fair values of options granted during the years ended June 30, 2005 and 2004 were $0.23 and $0.35, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option-Pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2005 and 2004, respectively: risk free interest rates of 3.72% and 3.49%; expected dividend yields of zero for both years; expected lives of 5.1 and 6.3 years; and expected volatility of 143% and 159%; respectively. The following table summarizes information about the stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.25	3,100,000	2.76 years	$ 0.25	2,907,047	$ 0.25
$0.32 - $0.75	655,000	7.31 years	0.51	353,585	0.53
$2.00	600,000	1.06 years	2.00	600,000	2.00
$0.25 - $2.00	4,355,000	3.21 years	0.53	3,860,632	0.55

During the year ended June 30, 2005, the Company issued warrants to acquire 1,829,268 shares of common stock (see Note 5). These warrants have an exercise price of $0.60 per share. These warrants vested immediately and expire in March 2007. During the year ended June 30, 2004, the Company issued warrants to acquire 1,250,000 shares of common stock (see Note 5). These warrants have an exercise price of $0.55 per share. These warrants vested immediately and expire in April 2009.

A summary of the status of the warrants at June 30, 2005 is presented in the following table:

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants Outstanding and Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.10	1,300,000	2.19 years	$ 0.10
$0.50 - $0.60	7,745,936	2.67 years	0.53
$0.10 - $0.60	9,045,936	2.60 years	0.47

NOTE 8 - COMMITMENTS, CONTINGENT LIABILITIES AND ACCRUED SETTLEMENT OBLIGATIONS

Employment Agreements— The Company entered into employment agreements with its Chief Executive Officer and two other members of the management team in March and April 2001. These agreements provide annual compensation for the three key employees in the aggregate amount of $421,000, plus customary benefits and bonus or other incentive programs of the Company. The agreements each had an initial term of three years, but thereafter renewed automatically for additional one-year terms, unless terminated by either party. In March 2005, the Company elected to terminate the automatic renewal feature of the employment agreements of the other two members of the management, both of whom remain employed by the Company in the capacities and at the compensation levels provided in their employment agreements. The Company can terminate the remaining agreement at any time for cause, death, or disability, or the employee can voluntarily terminate the agreement at any time. If the employee’s employment with the Company is terminated for any reason, other than voluntary termination or termination for cause, the Company is obligated to pay the employee compensation equal to one half of the employee’s annual salary.

During the year ended June 30, 2004, the Company entered into employment agreements with five new employees. The agreements originally provided for aggregate annual compensation of $565,000 and had an employment term of three years. Under each of the agreements, if the employee’s employment is terminated for any reason other than voluntary termination or termination for cause prior to the end of the term of the agreement, the employee will be paid severance compensation equal to the amount of remaining compensation as originally provided for from the date of termination through the full employment term of the agreement. During the year ended June 30, 2005, two of these employees have terminated employment with the Company. In connection with the termination of one of these employees, the Company entered into a Confidential Waiver and Release Agreement. Under the terms of this agreement, among other things, in exchange for the termination of the employment contract approximately 19 months prior to its expiration, the Company agreed to pay to the employee in nine equal monthly installments of $13,667 commencing in April 2005 an amount equal to the aggregate of: (i) severance pay equal to six months of the employee’s annual salary; and (ii) certain other amounts as set forth in the employee’s employment contract. At June 30, 2005, the Company has paid $41,000 and the remaining liability of $82,000 is accrued as part of accrued liabilities in the accompanying financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Advisory Agreement— In June 2002, the Company entered into a financial advisory agreement with Calim PE. Under the terms of the agreement, Calim PE agreed to provide financial advisory services customary for a start-up company in need of a broad array of financial advice. As compensation for its services, Calim PE is paid a monthly retainer of $10,000. To the extent that the monthly services exceed 25 hours, Calim PE is entitled to additional compensation of $250 per hour. In addition, Calim PE is entitled to compensation in connection with each transaction, as defined in the agreement, consummated during the term of the agreement, as follows:

(i)	5.0% of gross proceeds received by the Company up to $10 million;
(ii)	3.5% of gross proceeds from $10 million to $25 million;
(iii)	2.5% of gross proceeds from $25 million to $100 million; and
(iv)	2.0% of gross proceeds in excess of $100 million.

The agreement has an initial term ending June 30, 2003, with automatic renewals for successive one-year periods unless terminated in writing by either party. For each of the years ended June 30, 2005 and 2004, Calim PE earned advisory fees of $120,000. At June 30, 2005, the Company has an account payable to Calim PE of approximately $817,000 for unpaid advisory fees, legal fees, and placement costs.

Cogeneration Project Financing Arrangement - In August 2003, the Company entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to the Company. Instead, under the agreement, Calim PE, through Calim-BPEP I, which subsequently became Bluepoint Energy Partners, LLC, a recently-formed Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by the Company. The financing agreement with Calim PE will allow potential customers with the ability to utilize the Company’s Lean-One® cogeneration systems through energy purchase agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. If installation sites are completed, Bluepoint Energy Partners, LLC will have all risks and rewards related to any energy purchase agreements it enters with potential customers. The Company will have no obligation to repurchase any cogeneration units sold to Bluepoint Energy Partners, LLC.

For cogeneration projects funded in connection with the financing agreement, Bluepoint Energy Partners, LLC will purchase requisite Lean-One® cogeneration systems from the Company and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs. Bluepoint Energy Partners, LLC will also enter into an energy purchase agreement with the end user at the site for the sale to the end user of electricity generated by such system. If any system installations occur, the Company will receive, under the financing agreement, a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Bluepoint Energy Partners, LLC. The financing agreement further provides for revenue sharing arrangements between the Company and Bluepoint Energy Partners, LLC based upon 25% of net cash flows after Bluepoint Energy Partners, LLC has received a payout of 100% of its investment at the respective user site.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement originally gave Bluepoint Energy Partners, LLC the right to transfer its interest in a particular site project to the Company in exchange for the Company’s common stock at a per share exchange price of $3.00 for a period of ten years from the date of the agreement; provided, however, that at any time after the fifth year the Company could demand that Bluepoint Energy Partners, LLC transfer its interest in a particular site project to the Company or forego its right to later exchange its interest in such site project to the Company for our common stock.  As a result of this conversion right, Bluepoint Energy Partners, LLC would have been be a variable interest entity with respect to Chapeau and its operations and balances would have been consolidated into the financial statements of the Company upon the sale of any Lean- One® cogeneration systems to Bluepoint Energy Partners, LLC. In August 2005, however, the agreement was amended and, among other things, eliminated Bluepoint Energy Partners, LLC’s right to transfer its interest in a particular site project. As a consequence of this amendment, Bluepoint Energy Partners, LLC is no longer considered a variable interest entity with respect to Chapeau.

Operating Leases— The Company leases certain office and manufacturing space in Nevada. This lease provides for monthly lease payments of $14,080 through May 2006. The Company also leases office space in California. The California lease provides for monthly lease payments of $3,383 (increasing to $3,695 by the last year of the lease) through May 2008. Future minimum lease commitments required under these operating leases are as follows:

Year ending June 30,
2006	$206,677
2007	42,397
2008	40,645
Thereafter	-
Total	$289,719

Lease and rental expense, net of sublease income and amortization of initial free rent credit, charged to operations was $161,683 and $167,784 for the years ended June 30, 2005 and 2004, respectively.

Capitalized Lease Obligations— The Company leases certain equipment under capitalized lease obligations. The following is a schedule by years of future minimum lease payments under capitalized lease obligations together with the present value of the net minimum lease payments as of June 30, 2005:

Year ending June 30,
2006	$11,790
2007	11,790
2008	2,947
Thereafter	-
Total minimum lease payments	26,527
Less amount representing interest	(3,653)
Present value of net minimum lease payments	22,874
Current maturities	9,346
Long-term obligations	$13,528

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Liabilities and Accrued Settlement Obligations— In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York. This matter involved an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to us to purchase equipment and is recorded as a current liability in customer deposits at March 31, 2005. U.S. Power Corporation also claimed other damages in an undetermined amount. In April 2005, the Company and U.S. Power Corporation entered into a Settlement Agreement and Release in connection with this case whereby, among other things, the Company repaid to U.S. Power Corporation $150,000 of U.S. Power Corporation’s deposit in exchange for U.S. Power Corporation’s dismissal of the case and release of all claims related thereto. The settlement was filed with the court in June 2005. As a consequence of this settlement, Chapeau recorded $145,780 as nonoperating income during the year ended June 30, 2005.

In February 2005, the Company was named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The matter relates to a joint venture between the Company and Independent Energy Services, Inc. (“IES”) involving the development of a cogeneration demonstration project.  IES sought the return of $228,500 that was transferred to the Company in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, the Company and IES entered into a Settlement Agreement in connection with this case whereby, among other things, the Company will repay the full deposit in exchange for IES’s dismissal of the case and release of all claims related thereto. The Company has recorded IES’s transfer in the amount of $228,500 on its balance sheet as a current liability in customer deposits at June 30, 2005. Subsequent to the filing of this action, Chapeau secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see “Cogeneration Project Financing Arrangements” above for a more detailed discussion). The Company anticipates repayment of IES’s deposit with proceeds from the sale of its Lean-One CHP Module in connection with this project.

NOTE 9 - CASUALTY LOSS

In February 2004, one of the Company’s cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility. While the Company was not a party to the related repair activities, the Company supplied a replacement system and returned the damaged system to the Company’s manufacturing facilities for diagnostic evaluation. The Company recorded $125,000 as a casualty loss (included in research and development expense) in connection with this event, most of which represents the estimated full repair and/or replacement cost of the damaged system. In January 2005, the Company filed an action in Chapeau, Inc. d/b/a BluePoint Energy, Inc. v. Gammill Electric, Inc. and Able Crane Service, Inc. in the Superior Court of State of California, County of Placer, under which action the Company is seeking recovery of the full amount of the recorded loss plus certain other related costs and expenses from the parties to the incident, including their respective insurance carriers.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended June 30, 2005, the Company had the following noncash investing and financing activities:

(i)
A promissory note in the amount of $500,000 and unsecured advances in the aggregate amount of $770,000 were refinanced through the issuance of $1,270,000 of convertible bonds. Bond issuance costs of $325,000 related to both series of convertible bonds were were incurred and recorded in accounts payable.

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

Cash paid for interest expense was $16,779 and $32,411 during the years ended June 30, 2005 and 2004, respectively.

NOTE 11 - SUBSEQUENT EVENTS

2005 Convertible Debt and Equity Financing - Subsequent to June 30, 2005, the Company has received additional proceeds in the amount of $650,000 under the First Amendment and Supplement to the Bond Purchase Agreement with Calim BP entered into in April 2005 discussed in further detail in Note 4. The proceeds from the bonds will be allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds during the period when the bond proceeds are received.  The amount allocated to the beneficial conversion option will be amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds are received through March 31, 2010, the due date of the bonds.