Form 10QSB
period 2005-09-30
CHAPEAU INC
filed 2005-11-14
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

(916) 939-8700
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of November 11, 2005, the Issuer had 26,001,308 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

CHAPEAU, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of September 30, 2005 and June 30, 2005 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2005 and 2004, and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2005, together with the unaudited condensed notes thereto. In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2005, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS

Current Assets
Cash	$605,375	$530,598
Accounts receivable, net of allowance for doubtful accounts	-	17,525
Inventory	1,082,378	1,052,572
Deposits on inventory	376,680	253,648
Other current assets	17,332	20,677
Total Current Assets	2,081,765	1,875,020

Property and Equipment, net of accumulated depreciation	115,150	106,798

Other Assets	434,570	448,551

Total Assets	$2,631,485	$2,430,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,517,229	$1,527,574
Accrued liabilities	1,863,043	1,593,171
Customer deposits	1,111,310	999,065
Promissory notes	208,149	217,667
Current maturities of capitalized lease obligations	9,655	9,346
Total Current Liabilities	4,709,386	4,346,823

Long- Term Liabilities
Convertible bonds, less unamortized discount	4,314,313	3,739,438
Capitalized lease obligations, less current maturities	10,996	13,528

Total Liabilities	9,034,695	8,099,789

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares
authorized; 26,001,308 shares issued and outstanding	26,001	26,001
Additional paid-in capital	7,189,684	7,185,403
Deferred compensation	(27,062)	(33,493)
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(13,332,460)	(12,587,958)
Total Stockholders' Deficit	(6,403,210)	(5,669,420)
Total Liabilities and Stockholders' Deficit	$2,631,485	$2,430,369

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			For the period from
			February 3, 2000
	For the Three Months		(date of inception
	Ended		of the development
	September 30,		stage) through
	2005	2004	September 30, 2005

Sales	$-	$-	$500,250
Cost of sales	-	-	401,768

Gross margin	-	-	98,482

Selling, general and administrative expense	443,705	504,621	7,522,463
Research and development expense	97,743	100,113	2,103,307
Stock issued for compensation	-	-	355,000
Amortization of deferred compensation from issuance of stock options	6,431	7,652	106,946
Write off of intangible assets	-	-	318,531
Write off of note receivable	-	-	57,330
In-process research and development acquired	-	-	776,624

Loss from operations	(547,879)	(612,386)	(11,141,719)

Interest income	-	-	73,126
Forfeiture of customer deposit	-	-	145,780
Interest expense	(147,890)	(88,935)	(1,015,448)
Interest expense from amortization of discount on convertible
debt and debt issues costs	(48,733)	(25,671)	(1,394,199)

Net Loss	$(744,502)	$(726,992)	$(13,332,460)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.03)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,001,308	24,172,040

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the period from
			February 3, 2000
	For the Three Months		(date of inception
	Ended		of the development
	September 30,		stage) through
	2005	2004	September 30, 2005
Cash Flows From Operating Activities
Net loss	$(744,502)	$(726,992)	$(13,332,460)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	-	386,000
Amortization of discount on convertible promissory notes and debt issue costs	48,733	25,671	1,394,199
Amortization of deferred compensation from issuance of stock options	6,431	7,652	106,946
Depreciation and amortization	14,143	3,753	262,881
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	17,525	-	-
Inventories and related deposits	(152,838)	(3,678)	(1,459,058)
Other current assets	3,345	5,177	(14,164)
Other assets	(10,416)	(2,750)	(121,644)
Accounts payable	(10,345)	(10,539)	1,260,251
Accrued liabilities	41,372	90,484	1,769,316
Customer deposits	340,745	63,000	1,339,810
Net Cash Used In Operating Activities	(445,807)	(548,222)	(7,187,356)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(17,675)	-	(208,075)
Net Cash Used In Investing Activities	(17,675)	-	(565,851)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	2,937,285
Proceeds from issuance of promissory notes and convertible bonds,
and related beneficial conversion features	550,000	645,000	5,267,501
Proceeds from issuance of warrants and common stock related to convertible
promissory notes	-	-	391,499
Payment of principal on note payable	(9,518)	(3,300)	(35,151)
Payment of capitalized lease obligations	(2,223)	(1,953)	(21,547)
Debt issue costs	-	-	(181,005)
Net Cash Provided By Financing Activities	538,259	639,747	8,358,582
Net Increase (Decrease) In Cash	74,777	91,525	605,375
Cash At Beginning Of Period	530,598	6,352	-
Cash At End Of Period	$605,375	$97,877	$605,375

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2005 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2005, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2005, and its consolidated results of operations and cash flows for the three months ended September 30, 2005 and 2004, and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2005.

The results of operations for the three months ended September 30, 2005, may not be indicative of the results that may be expected for the year ending June 30, 2006.

Business Condition - The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is considered to be in the development stage. The Company incurred losses of $744,502 and $726,992 during the three-month periods ended September 30, 2005 and 2004, respectively, and used $445,807 and $548,222 of cash in its operating activities during the three-month periods ended September 30, 2005 and 2004, respectively. Through September 30, 2005, the Company has accumulated a deficit during the development stage of $13,332,460 and at September 30, 2005, the Company has a shareholders’ deficit of $6,403,210 and a working capital deficit of $2,627,621. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation - At September 30, 2005, the Company has outstanding stock options issued to management, employees, consultants and members of the board of directors. During the quarter ended September 30, 2005, the Company granted options to an employee to purchase 200,000 shares of common stock. This option has an exercise price of $0.30 per share, vests over three years, and expires after ten years.

The Company accounts for options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense of $6,431 and $7,652 is reflected in net loss for the three months ended September 30, 2005 and 2004, respectively. The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,
	2005	2004
Net loss:
As reported	$(744,502)	$(726,992)
Add: Total stock-based compensation expense included in reported net loss	6,431	7,652
Less: Total stock-based compensation expense determined under fair value based method	(24,975)	(73,651)
Pro forma net loss	$(763,046)	$(792,991)

Basic and diluted loss per share:
As reported	$(0.03)	$(0.03)
Pro forma	$(0.03)	$(0.03)

(B)	Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and bonds, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 51,014,818 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at September 30, 2005. None of the 33,318,882 shares of common stock issuable upon conversion of debt, exercise of options of warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at September 30, 2004.

CHAPEAU, INC.
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(C)	Financing

12% Series B Convertible Bonds - In April 2005, the Company entered into a First Amendment and Supplement to the Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP. Under the terms of this amendment, the Company is authorized to issue up to $2,500,000 of five-year 12% Series B Convertible Bonds (the Series B Bonds). The Company converted $1,270,000 in debt representing the principal under an outstanding promissory note payable by the Company to Calim Venture Partners II, LLC, or Calim VP, and all principal due under a series of unsecured advances from Calim BP into the Series B Bonds. In addition, the Company drew an additional $150,000 through June 30, 2005 and $550,000 during the quarter ended September 30, 2005 under the bond agreement for working capital. Subsequent to September 30, 2005, the Company has drawn an additional $300,000 under the Series B Bonds (see Note E).

The terms of the Series B Bonds are: 1) the bonds are due March 31, 2010; 2) interest on the bonds accrues at 12% per annum, payable on a semiannual basis; 3) the bonds may be prepaid by the Company at any time subsequent to May 1, 2007; 4) the bonds are convertible into units, each unit comprised of one share of common stock and one warrant, with an initial conversion price of $0.30 per unit; 5) the conversion price of bonds will be subject to periodic adjustment upon the occurrence of certain events, including, but not limited to, the sale of common stock at less than the conversion price and the issuance of convertible securities with a lower conversion price; and 6) customary registration rights. The warrants to be received in the event of conversion are exercisable at $0.50 per share and have a term of two years after the date of conversion. The initial interest payment under the Series B Bonds was due in October 2005 and, as of the current date, the Company has not made any interest payments due under the convertible bonds and is, therefore, technically in default under the terms of the bonds. However, Calim BP has provided the Company with a waiver of this default and, consequently, the bonds are reflected as long-term liabilities.

The proceeds from the bonds were allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds. The total amount allocated to the beneficial conversion option is $15,333. This amount has been recorded as a discount on the convertible bonds and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through March 31, 2010, the due date of the bonds. The placement fee payable to Calim BP in the amount of $225,000 is being amortized as interest expense over the term of the bonds.

Summary information regarding notes payable and bonds payable for the three months ended September 30, 2005 is as follows:

	Promissory Notes and Bonds Payable	Unamortized Discount on Promissory Notes and Bonds	Promissory Notes and Bonds, Less Unamortized Discount
Balance at June 30, 2005	$4,458,667	$(501,562)	$3,957,105
Issuance of bonds	550,000	(4,281)	545,719
Amortization of discount	-	29,156	29,156
Payment on note to landlord	(9,518)	-	(9,518)
Balance at September 30, 2005	$4,999,149	$(476,687)	$4,522,462

Total interest expense from the amortization of discount on all convertible debt and all debt issue costs was $48,733 and $25,671 for the three months ended September 30, 2005 and 2004, respectively.

Notes and bonds payable at September 30 and June 30, 2005 are summarized as follows:

	September 30,	June 30,
	2005	2005
12% Series A Convertible Bonds, due May 2009, secured by all
assets of the Company, less unamortized discount of $463,133 and $491,320, respectively	$1,536,867	$1,508,680
12% Series B Convertible Bonds, due March 2010, secured by all
assets of the Company, less unamortized discount of $13,554 and $10,242, respectively	1,956,446	1,409,758
12% convertible bonds, due February 2008, secured by all assets of
the Company	821,000	821,000
12% note payable, due on demand, unsecured	200,000	200,000
10% note payable, due October 2005, unsecured	8,149	17,667
Total Notes and Bonds Payable, less Unamortized Discount	4,522,462	3,957,105
Less current portion	208,149	217,667
Long-Term Bonds Payable	$4,314,313	$3,739,438

Cogeneration Project Financing Arrangement - In August 2003, the Company entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to the Company. Instead, under the agreement, Calim PE, through Calim-BPEP I (which subsequently became Bluepoint Energy Partners, LLC, a recently-formed Calim PE managed entity) intends to invest in cogeneration projects that will provide energy for end users under energy purchase agreements generated by the Company. See Item 2. Management’s Discussion and Analysis or Plan of Operation - Cogeneration Project Financing Arrangements for a description of the terms of this agreement.

CHAPEAU, INC.
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(D)	Contingent Liabilities and Commitments

Contingent liabilities

In February 2005, the Company was named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The case relates to a joint venture between the Company and Independent Energy Services, Inc. (“IES”) involving the development of a cogeneration demonstration project.  IES sought the return of $228,500 that was transferred to the Company in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, the Company and IES entered into a Settlement Agreement in connection with this case whereby, among other things, the Company would repay the full deposit of $228,500 in six equal monthly installments of $38,083 in exchange for IES’s dismissal of the case and release of all claims related thereto. During the quarter ended September 30, 2005, the Company paid the first two installments and the remaining liability of $152,333 is included in accrued liabilities at September 30, 2005. Subsequent to the filing of this case, Chapeau secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see “Cogeneration Project Financing Arrangements” in Note C for a more detailed discussion). The Company anticipates repayment of IES’s deposit with proceeds from the sale of its Lean-One® CHP Module in connection with this project.

Commitments

During the three months ended September 30, 2005, the Company entered into an employment agreement with a new employee. The agreement provides for aggregate annual compensation of $150,000 and has an employment term of one year. Under the agreement, if the employee’s employment is terminated for any reason other than voluntary termination or termination for cause prior to the end of the term of the agreement, the employee will be paid severance compensation equal to the amount of remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

(E)	Subsequent Events

Subsequent to September 30, 2005, the Company received additional proceeds in the amount of $300,000 under the First Amendment and Supplement to the Bond Purchase Agreement with Calim BP entered into in April 2005, discussed in further detail in Note C. The proceeds from the bonds will be allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds. The amount allocated to the beneficial conversion option will be amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds are received through March 31, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis and Risk Factors set forth in Chapeau’s Form 10-KSB for the fiscal year ended June 30, 2005. As used herein, “Chapeau,”“we,”“our,”“us” and the like refer to Chapeau, Inc.

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

Risk factors

The material risks that we believe are faced by Chapeau as of the date of this report on Form 10-QSB are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Chapeau.

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured initial orders from customers, commenced commercial product delivery and recognized initial revenue during the years ended June 30, 2005 and 2004, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term. We expect our expenses to continue to grow as we attempt to sell a significant number of systems.  Although we received some funding during fiscal 2005 and Fy 2006, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us. If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2005 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future. During this past fiscal quarter, Chapeau sustained a loss of approximately $745,000 and, as of September 30, 2005 had an accumulated deficit of approximately $13.6 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

We face competition from a number of companies and may not be able to compete against more established companies with greater resources. We face substantial competition in the sale of co-generation and power generation systems. Most of our competitors have substantially greater resources than we do.

Many of our potential customers may request or require financing in connection with energy service agreements and our inability to provide access to such financing may adversely impact our financial results. As discussed in further detail in Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Cogeneration Project Financing Arrangements,” we have entered into an agreement with Calim Private Equity, LLC, or Calim, whereby Calim intends to invest in cogeneration projects that will provide energy for end-users under energy service agreements generated by us. Calim has the sole discretion to choose to finance or not to finance any particular project under this arrangement. We do not have a similar arrangement with an alternative party in the event that Calim chooses not to participate in a particular project under this agreement and, in such event, we would attempt to find a replacement party, although we can provide no assurances that such replacement party would be available at all or would be willing to participate on terms acceptable to us. If such financing is not available, our sales efforts and financial results will be adversely effected.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock. As a result of various transactions previously entered by us, as of September 30, 2005, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 51,000,000 shares of common stock. This represents significant additional potential dilution for our existing shareholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

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

Overview

Chapeau was incorporated in September 1985, prior operations were discontinued in May 1989 and the Company was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, Chapeau acquired Specialized in April 2001. Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is considered to be in the development stage. Since inception of the development stage, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.”

Operations

We have been in the development stage since February 3, 2000. From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems. Subsequent to December 31, 2003, we shipped our initial three commercial power generation systems and recognized revenue from these initial shipments. We continue to be considered a development stage company due to the absence of significant sales.

For the period from February 3, 2000 through September 30, 2005, we incurred selling, general and administrative expenses of $7,522,463 and research and development costs of $2,103,307. We incurred selling, general and administrative expenses in the amounts of $443,705 and $504,621 for the three months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, and consulting services. We also incurred research and development costs of $97,743 and $100,113 for the three months ended September 30, 2005 and 2004, respectively. Research and development expenses principally consist of employee compensation, materials and supplies, and outside service costs.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations. In most cases, the common stock, notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and beneficial conversion features. Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds. This discount, along with note and bond issuance costs, have been and are being amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.” These charges totaled $48,733 and $25,671 for the three months ended September 30, 2005 and 2004, respectively. Additionally, interest expense of $147,890 and $88,935 was incurred on promissory notes and convertible bonds for the three months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, we had current assets of $2,081,765 and current liabilities of $4,709,386 resulting in a working capital deficit of $2,627,621. Current assets principally include cash, inventories of engines and related components for systems being assembled, and deposits towards the purchase of inventories. Current liabilities principally include accounts payable, accrued interest, accrued wages and related payroll tax liabilities, promissory notes and customer deposits.

Plans for Research and Development

We delivered our initial commercial combined heat and power or CHP, cogeneration system during the year ended June 30, 2004. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and, most recently, received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use”, #46XT; Standard 2200. The UL listing applies to the United States and Canada. In addition to our UL listing, we are now preparing our products for a CE mark which, when authorized, will allow our products to be exported to many European countries.

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

Proprietary protection for our products, processes and know-how is important to our business. Our patent portfolio consists of three issued U.S. patents which cover significant proprietary technology and other key aspects of our cogeneration systems, as well as one allowed U.S. patent application which we expect will be issued in due course. In connection with these issued patents and pending application, we have also applied for corresponding patent rights in certain international jurisdictions. In addition to our patent portfolio, we also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. Through our intellectual property management program, we continue to monitor our innovations for potential patent filings on new inventions and improvements upon our existing patented innovations.

In addition to our patent portfolio, we are proactive in the protection of our branded product names, both in the United States and in foreign jurisdictions. Through trademark registration, we are attempting to achieve brand name recognition in the marketplace. In that connection, we have registered marks for “LEAN ONE” and “BPE” in the U.S. and the European Economic Community. We also have the following pending trademark applications with the U.S. Patent and Trademark Office: “ULTRA LEAN-ULTRA CLEAN,” which has been allowed for registration; “COGENERATION FOR THE NEXT GENERATION” and “SC-EGR,” both of which have been allowed, registration pending submission of declarations of use; and “ICHM,” which is awaiting action.

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

Liquidity and Sources of Financing

We are currently negotiating for sales and energy services agreements, or ESA’s, for our cogeneration and tri-generation systems with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets. In addition, we are currently discussing potentially significant sales, ESA opportunities, and joint venture and other strategic relationships with a number of companies and entities internationally, including companies and entities located in the United Kingdom, Egypt, the United Arab Emirates, Saudi Arabia, India, Malaysia, Indonesia, Vietnam, Korea and China. As discussed in further detail herein, we have secured orders from customers for the purchase of our Lean-One® CHP Modules and have made commercial product deliveries against certain of those orders. The contemplated cash collections from these orders will enable us to meet certain of our cash needs, however, additional funding will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In March 2005, we completed a private placement of common stock generating $750,000 in net proceeds. In April 2005, we executed an amendment to an existing bond facility with Calim BP providing for the issuance of up to $2,500,000 in 12% five-year Series B Convertible Bonds, under which facility we currently have available for future issuance approximately $230,000 in additional bonds.  In June 2005, we executed in favor of an individual affiliated with Calim a demand note in the amount of $200,000 for proceeds received under the note. The note bears interest at a rate of 12% per annum. We have not made any principal or interest payments under the note.

As further discussed in Item 3 of Part II of this Quarterly Report on Form 10-QSB, we are currently in default with respect to certain interest and other obligations currently owing to Calim PE and Calim BP.  While Calim has waived these current defaults, there can be no assurance that it will issue similar waivers in the event that Chapeau should be in default in the future.  If either Calim PE or Calim BP delivers a notice of default, then we would need to secure alternative sources of capital to satisfy its obligations.

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

During the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module. The initial showcase center under this agreement was announced during the fourth quarter of fiscal 2003 and completion of that installation is currently targeted for the first half of fiscal 2006.

During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In September 2005, URS initiated a formal “Green Building Initiative” that proposes to utilize two key power generation technologies for implementation of energy efficiency with ultra-clean emission capabilities in furtherance of state and federal efficiency and emission standards. The two power generation technologies proposed for this initiative are a solar alternative and cogeneration equipment supplied exclusively by Chapeau. The URS internal stated revenue goal from this initiative in 2006 is potentially substantial for us.

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

Also, in August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to us. Instead, under the agreement, Calim PE, through Bluepoint Energy Partners, LLC, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by us. The financing agreement with Calim PE will provide potential customers with the ability to utilize our Lean-One® cogeneration systems through energy purchase agreements as opposed to purchasing the system, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. The initial cogeneration project funded under this arrangement was secured during fiscal 2005. Delivery, installation and commissioning of our Lean-One® CHP Module in connection with the project is scheduled for the first half of fiscal 2006, with revenue billings under the ESA targeted to commence shortly thereafter. (See Note C of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB and “Cogeneration Project Financing Arrangements” in Item 2 of Part I of this Quarterly Report on Form 10-QSB for a more detailed discussion.)

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

We continue to seek and evaluate qualified personnel to achieve our business growth objectives. If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we would anticipate adding a significant number of staff and management personnel during that period.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, (SFAS 123R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates Chapeau’s ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. SFAS 123R is effective for Chapeau beginning July 1, 2006. We are currently evaluating the method of adoption. We are also evaluating the impact that the adoption of SFAS 123R will have on our consolidated financial statements. The impact of adoption will be dependent on several factors, including but not limited to, our future stock-based compensation strategy and our stock price volatility.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2005, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2005, as plaintiff, we initiated a lawsuit in Chapeau, Inc. d/b/a BluePoint Energy, Inc. v. Gammill Electric, Inc. and Able Crane Service, Inc. in the Superior Court of State of California, County of Placer. This case involves the recovery from the defendants of damages suffered by us in connection with an incident involving the parties in the amount of approximately $200,000 plus interest and reimbursement of certain other costs.  In February 2004, one of our cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  We were not a party to the related repair activities but we supplied a replacement system and returned the damaged system to our manufacturing facilities for diagnostic evaluation.  We recorded a casualty loss in our statement of operations for the quarter ended March 31, 2004 in connection with this event.  We are seeking recovery of the full amount of the recorded loss plus certain other related costs and expenses from the defendants.

In February 2005, we were named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The case relates to a joint venture between us and Independent Energy Services, Inc., or IES involving the development of a cogeneration demonstration project.  IES sought the return of $228,500 that was transferred to us in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, we entered into a Settlement Agreement with IES in connection with this case whereby, among other things, we will repay the full deposit of $228,500 in exchange for IES’s dismissal of the case and release of all claims related thereto. We have recorded IES’s transfer in the amount of $228,500 on our balance sheet as a current liability in customer deposits at June 30, 2005. Subsequent to the filing of this action, Chapeau secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see Note C of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB and “Cogeneration Project Financing Arrangements” in Item 2 of Part I of this Quarterly Report on Form 10-QSB for a more detailed discussion). We anticipate repayment of IES’s deposit with proceeds from the sale of our Lean-One® CHP Module in connection with this project.

To the best of our knowledge, there are no proceedings pending or threatened against any executive officer or director of Chapeau, whose position in such proceeding would be adverse to that of Chapeau.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 2005 through September 2005, we issued $1,970,000 in 12% Series B convertible bonds pursuant to a private placement with Calim Bridge Partners I, LLC, with each bond convertible into one unit consisting of one share of common stock and one warrant to purchase common stock.

During the three months ended September 30, 2005, Chapeau granted an option to an employee to acquire 200,000 shares of common stock with an exercise price of $0.30 per share and an expiration date of ten years.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Chapeau has not made any interest payments or paid the loan placement fee due under a loan agreement entered into by Chapeau in August 2002 with Calim PE, as amended in December 2002. Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the loan agreement and related note into convertible bonds, subject to certain other note holders also converting their respective notes into equity, which occurred in February 2003. During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds. The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.  Chapeau has not made any interest payments due under the convertible bonds and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $346,000 are included in current liabilities at September 30, 2005.

Chapeau has made no interest payments as required under a Series A bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Accrued interest under the agreement in the aggregate amount of approximately $342,000 is included in current liabilities at September 30, 2005.

As discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, the Company has made no interest payments as required under a Series B bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Accrued interest under the agreement in the aggregate amount of approximately $87,000 is included in current liabilities at September 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10)	Employment Agreement - Neil Bokamper	This filing

2	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

3	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated: November 11, 2005	By /s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)