Form 10QSB
period 2005-12-31
CHAPEAU INC
filed 2006-02-21
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number  033-01289-D

Chapeau, Inc.
(Exact name of small business issuer as specified in its charter)

Utah	87-0431831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1190 Suncast Lane, Suite 2, El Dorado Hills, California	95762
(Address of principal executive offices)	(Zip Code)

(916) 939-8700
(Issuer's telephone number)

10 Greg Street, Sparks, Nevada 89431
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

As of February 17, 2006, the Issuer had 26,001,308 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

CHAPEAU, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of December 31, 2005 and June 30, 2005 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 2005 and 2004, and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2005, and unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2005 and 2004 and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2005, together with the unaudited condensed notes thereto. In the opinion of management of Chapeau, the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited consolidated financial statements of Chapeau and the notes thereto for the year ended June 30, 2005, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS

Current Assets
Cash	$579,049	$530,598
Accounts receivable, net of allowance for doubtful accounts	-	17,525
Inventory	1,035,028	1,052,572
Deposits on inventory	388,125	253,648
Other current assets	22,497	20,677
Total Current Assets	2,024,699	1,875,020

Property and Equipment, net of accumulated depreciation	110,161	106,798

Other Assets	415,614	448,551

Total Assets	$2,550,474	$2,430,369

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,625,137	$1,527,574
Accrued liabilities	1,909,723	1,593,171
Payable to related party	20,000	-
Customer deposits	1,312,225	999,065
Promissory notes	200,000	217,667
Current maturities of capitalized lease obligations	9,974	9,346
Total Current Liabilities	5,077,059	4,346,823

Long- Term Liabilities
Convertible bonds, less unamortized discount	4,869,872	3,739,438
Capitalized lease obligations, less current maturities	8,379	13,528

Total Liabilities	9,955,310	8,099,789

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 26,001,308 shares issued and outstanding	26,001	26,001
Additional paid-in capital	7,529,405	7,185,403
Deferred compensation	(24,026)	(33,493)
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(14,676,843)	(12,587,958)
Total Stockholders' Deficit	(7,404,836)	(5,669,420)

Total Liabilities and Stockholders' Deficit	$2,550,474	$2,430,369

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the period from February 3, 2000 (date of inception of the development stage) through December 31,
	2005	2004	2005	2004	2005

Revenue:
Sales	$-	$-	$-	$-	$500,250
Service	13,445	-	13,445	-	13,445
Total revenue	13,445	-	13,445	-	513,695

Cost:
Sales	-	-	-	-	401,768
Service	10,830	-	10,830	-	10,830
Total cost	10,830	-	10,830	-	412,598

Gross margin	2,615	-	2,615	-	101,097

Selling, general and administrative expense	628,956	509,865	1,072,661	1,014,486	8,151,419
Research and development expense	165,095	113,434	262,838	213,547	2,268,402
Stock issued for compensation	-	-	-	-	355,000
Amortization of deferred compensation from issuance of stock options	338,633	8,097	345,064	15,749	445,579
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and development acquired	-	-	-	-	776,624

	1,132,684	631,396	1,680,563	1,243,782	12,372,885

Loss from operations	(1,130,069)	(631,396)	(1,677,948)	(1,243,782)	(12,271,788)

Interest income	1,094	-	1,094	-	74,220
Forfeiture of customer deposit	-	-	-	-	145,780
Interest expense	(166,055)	(106,118)	(313,945)	(195,053)	(1,181,503)
Interest expense from amortization of discount on convertible debt and debt issues costs	(49,353)	(30,615)	(98,086)	(56,286)	(1,443,552)

Net Loss	$(1,344,383)	$(768,129)	$(2,088,885)	$(1,495,121)	$(14,676,843)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.03)	$(0.08)	$(0.06)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,001,308	24,172,040	26,001,308	24,172,040

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,		For the period from February 3, 2000 (date of inception of the development stage) through
	2005	2004	December 31, 2005
Cash Flows From Operating Activities
Net loss	$(2,088,885)	$(1,495,121)	$(14,676,843)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	-	386,000
Amortization of discount on convertible promissory notes and debt issue costs	98,086	56,286	1,443,552
Amortization of deferred compensation from issuance of stock options	345,064	15,749	445,579
Depreciation and amortization	29,236	7,435	277,974
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	17,525	-	-
Inventories and related deposits	(116,933)	(81,122)	(1,423,153)
Other current assets	(1,820)	9,983	(19,329)
Other assets	(16,158)	(5,264)	(127,386)
Accounts payable	97,563	75,106	1,368,159
Accrued liabilities	316,552	243,133	2,044,496
Customer deposits	313,160	201,313	1,312,225
Net Cash Used In Operating Activities	(1,006,610)	(972,502)	(7,748,159)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(22,751)	-	(213,151)
Net Cash Used In Investing Activities	(22,751)	-	(570,927)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	2,937,285
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features	1,080,000	824,000	5,797,501
Proceeds from issuance of warrants and common stock related to convertible promissory notes	-	-	391,499
Proceeds from payable to related party	20,000	285,000	20,000
Payment of principal on promissory note	(17,667)	(7,640)	(43,300)
Payment of capitalized lease obligations	(4,521)	(4,657)	(23,845)
Debt issue costs	-	-	(181,005)
Net Cash Provided By Financing Activities	1,077,812	1,096,703	8,898,135
Net Increase In Cash	48,451	124,201	579,049
Cash At Beginning Of Period	530,598	6,352	-
Cash At End Of Period	$579,049	$130,553	$579,049

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2005 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2005, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of December 31, 2005, its consolidated results of operations for the three months ended December 31, 2005 and 2004, and its consolidated results of operations and cash flows for the six months ended December 31, 2005 and 2004, and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2005.

The results of operations for the three months and six months ended December 31, 2005, may not be indicative of the results that may be expected for the year ending June 30, 2006.

Business Condition - The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is considered to be in the development stage. The Company incurred losses of $1,344,383 and $768,129 during the three-month periods ended December 31, 2005 and 2004, respectively, and incurred losses of $2,088,885 and $1,495,121 and used $1,006,610 and $972,502 of cash in its operating activities during the six-month periods ended December 31, 2005 and 2004, respectively. Through December 31, 2005, the Company has accumulated a deficit during the development stage of $14,676,843 and at December 31, 2005, the Company has a shareholders’ deficit of $7,404,836 and a working capital deficit of $3,052,360. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation - At December 31, 2005, the Company has outstanding stock options issued to management, employees, consultants and members of the board of directors. During the three months ended December 31, 2005, the Company granted options to employees, directors, and consultants to purchase 4,207,700 shares of common stock. These options have an exercise price of $0.25 per share, vested immediately, and expire after ten years. During the three months ended September 30, 2005, the Company granted options to employees to purchase 300,000 shares of common stock. These options have an exercise price of $0.30 per share, vest ratably over three years, and expire after ten years.

The Company accounts for options granted to employees and directors under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Options granted to consultants are accounted for under the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value of options granted to consultants was estimated on the date of grant using the Black-Scholes Option-Pricing model with the following assumptions: risk free interest rate of 4.60%; expected dividend yield of zero; expected lives of 10 years; and expected volatility of 140%. Stock-based compensation expense of $338,633 and $8,097 is reflected in net loss for the three months ended December 31, 2005 and 2004, respectively, and of $345,064 and $15,749 is reflected in net loss for the six months ended December 31, 2005 and 2004, respectively. The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net loss:
As reported	$(1,344,383)	$(768,129)	$(2,088,885)	$(1,495,121)
Add: Total stock-based compensation expense included in reported net loss	338,633	8,097	345,064	15,749
Less: Total stock-based compensation expense determined under fair value based method	(1,127,325)	(54,717)	(1,152,680)	(128,813)
Pro forma net loss	$(2,133,075)	$(814,749)	$(2,896,501)	$(1,608,185)
Basic and diluted loss per share:
As reported	$(0.05)	$(0.03)	$(0.08)	$(0.06)
Pro forma	$(0.08)	$(0.03)	$(0.11)	$(0.07)

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(B)	Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and bonds, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 58,855,850 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at December 31, 2005. None of the 33,168,882 shares of common stock issuable upon conversion of debt, exercise of options of warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at December 31, 2004.

(C)	Financing

12% Series B Convertible Bonds - In April 2005, the Company entered into a First Amendment and Supplement to the Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP. Under the terms of this amendment, the Company is authorized to issue up to $2,500,000 of five-year 12% Series B Convertible Bonds (the Series B Bonds). The Company converted $1,270,000 in debt representing the principal under an outstanding promissory note payable by the Company to Calim Venture Partners II, LLC, or Calim VP, and all principal due under a series of unsecured advances from Calim BP into the Series B Bonds. In addition, the Company drew an additional $150,000 through June 30, 2005, $550,000 during the quarter ended September 30, 2005, and the remaining $530,000 during the quarter ended December 31, 2005 under the bond agreement for working capital.

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

The proceeds from the bonds were allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds. The total amount allocated to the beneficial conversion option is $19,457. This amount has been recorded as a discount on the convertible bonds and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through March 31, 2010, the due date of the bonds. The placement fee payable to Calim BP in the amount of $225,000 is being amortized as interest expense over the term of the bonds.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Payable to Related Party - Subsequent to receiving the final proceeds on the Series B Bonds, the Company has received unsecured advances from Calim BP of $20,000 during the quarter ended December 31, 2005. Subsequent to December 31, 2005, the Company has received additional unsecured advances from Calim BP of $200,000. The Company and Calim BP are in discussion with respect to repayment terms, among other things, of the unsecured advances.

Summary information regarding notes payable, bonds payable, and payable to related party for the six months ended December 31, 2005 is as follows:

	Promissory Notes, Bonds Payable, and Payable to Related Party	Unamortized Discount on Bonds Payable	Promissory Notes, Bonds, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2005	$4,458,667	$(501,562)	$3,957,105
Issuance of bonds	1,080,000	(8,405)	1,071,595
Amortization of discount	-	58,839	58,839
Proceeds from payable to related party	20,000	-	20,000
Payment on note to landlord	(17,667)	-	(17,667)
Balance at December 31, 2005	$5,541,000	$(451,128)	$5,089,872

Total interest expense from the amortization of discount on all convertible debt and all debt issue costs was $49,353 and $30,615 for the three months ended December 31, 2005 and 2004, respectively, and $98,086 and $56,286 for the six months ended December 31, 2005 and 2004, respectively.

Notes payable, bonds payable, and payable to related party at December 31 and June 30, 2005 are summarized as follows:

	December 31,	June 30,
	2005	2005
12% Series A Convertible Bonds, due May 2009, secured by all assets of the Company, less unamortized discount of $434,419and $491,320, respectively	$1,565,581	$1,508,680
12% Series B Convertible Bonds, due March 2010, secured by all assets of the Company, less unamortized discount of $16,709and $10,242, respectively	2,483,291	1,409,758
12% convertible bonds, due February 2008, secured by all assets of the Company	821,000	821,000
12% note payable, due on demand, unsecured	200,000	200,000
Payable to related party	20,000	-
10% note payable, due October 2005, unsecured	-	17,667
Total Notes Payable, Bonds Payable and Payable to Related Party, less Unamortized Discount	5,089,872	3,957,105
Less current portion	220,000	217,667
Long-Term Bonds Payable	$4,869,872	$3,739,438

Cogeneration Project Financing Arrangement - In August 2003, the Company entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to the Company. Instead, under the agreement, Calim PE, through Calim-BPEP I (which subsequently became Bluepoint Energy Partners, LLC, a recently-formed Calim PE managed entity) intends to invest in cogeneration projects that will provide energy for end users under discount energy purchase agreements generated by the Company. See Item 2. Management’s Discussion and Analysis or Plan of Operation - Cogeneration Project Financing Arrangements for a description of the terms of this agreement.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(D)	Contingent Liabilities

Contingent liabilities

In February 2005, the Company was named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The case relates to a joint venture between the Company and Independent Energy Services, Inc. (“IES”) involving the development of a cogeneration demonstration project.  IES sought the return of $228,500 that was transferred to the Company in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, the Company and IES entered into a Settlement Agreement in connection with this case whereby, among other things, the Company would repay the full deposit of $228,500 in six equal monthly installments of $38,083 in exchange for IES’s dismissal of the case and release of all claims related thereto. Through the quarter ended December 31, 2005, the Company paid the first five installments and the remaining liability of $38,083 is included in accrued liabilities at December 31, 2005. Subsequent to the filing of this case, Chapeau secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see “Cogeneration Project Financing Arrangements” in Note C for a more detailed discussion). The repayment of IES’s deposit has been from proceeds from the sale of its Lean-One® CHP Module in connection with this project.

(E)	Subsequent Events

As further discussed in Note (C), subsequent to December 31, 2005 the Company has recently received from Calim BP $200,000 in unsecured advances, the repayment terms of which have not yet been established.

In January 2006, the Company entered into a Strategic Alliance Agreement with Cummins West, Inc., or CWI, for purposes of developing continuous duty combined heat and power and tri-generation products modeled within the Lean-One® CHP Module brand which will now include the additional title “Powered by Cummins.” The Agreement provides for joint marketing, sales, training and engineering activities between Chapeau and CWI, as specified in the Agreement. Among other things, under the terms of the Agreement, Chapeau and CWI will jointly market the Lean-One® CHP Modules—“Powered by Cummins” in both diesel and natural gas iterations with initial emphasis in the hospitality, healthcare, food processing and manufacturing industry sectors. It is further contemplated that the joint marketing effort will focus preliminarily on projects utilizing Chapeau’s build, own, operate and maintain strategic model incorporating discount energy purchase agreements throughout all areas encompassed within CWI’s service territory as defined between CWI and Cummins, Inc. for cogeneration and tri-generation purposes. Additionally, both Chapeau and CWI desire to share CWI’s service and maintenance expertise servicing Lean-One® CHP Modules integrated with Cummins, Inc. products with other Cummins Inc. service and maintenance dealers worldwide.

In February 2006, the Company entered into an Asset Purchase Agreement with Sierra Precision Services, LLC, or Sierra, to purchase certain business assets of Sierra. Under the Agreement, the purchase price for the business assets was $350,000, payable by Chapeau pursuant to the terms of a 3-year non-interest bearing unsecured note. The purchased business assets were comprised principally of fabrication, assembly and test equipment to substantially augment and upgrade Chapeau’s production capabilities in anticipation of potential increased production requirements as a consequence of, among other things, the Strategic Alliance Agreement with CWI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis and Risk Factors set forth in Chapeau’s Form 10-KSB for the fiscal year ended June 30, 2005. As used herein, “Chapeau,” “we,” “our,” “us” and the like refer to Chapeau, Inc.

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

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured initial orders from customers, commenced commercial product delivery and recognized initial revenue during the years ended June 30, 2005 and 2004, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term. We expect our expenses to continue to grow as we attempt to sell a significant number of systems.  Although we received some funding during fiscal 2005 and Fiscal 2006, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us. If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2005 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future. During this past fiscal quarter, Chapeau sustained a loss of approximately $1,344,000 and, as of December 31, 2005 had an accumulated deficit of approximately $14.9 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

We face competition from a number of companies and may not be able to compete against more established companies with greater resources. We face substantial competition in the sale of co-generation and power generation systems. Most of our competitors have substantially greater resources than we do. As discussed in further detail in Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Plan of Operations,” we have entered into alliance and similar agreements with entities with substantially greater resources than us. While we believe that these agreements will help endorse our other selling efforts, we have not yet booked significant sales as a result of these agreements and there can be no assurance that we will realize additional sales, if any, as a consequence of any such agreement.

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

We depend on a few key employees and the loss of any of those employees may harm our business. We are dependent upon the skill and ability of our management. We currently lack depth of management and there is no assurance that we can hire additional qualified personnel, even if our order flow increases and requires additional personnel to conduct our business.

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

We depend on a few key suppliers and the loss of any one supplier could harm our business. We currently rely on one sole source supplier for the engine that is the core of our initial product and a very small number of suppliers for other components, including absorption chiller technology. Any problems with these suppliers would adversely affect our business and financial results. While we anticipate that the potential adverse impact of such occurrence could be significantly mitigated as a consequence of our recently executed Strategic Alliance Agreement with Cummins, West, Inc. as discussed further in Note E of the Notes to Condensed Consolidated Financial Statements and Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Plan of Operations,” there can be no assurance that the potential adverse impact of such occurrence will be mitigated or affected at all as a consequence of the Strategic Alliance Agreement.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock. As a result of various transactions previously entered by us, as of December 31, 2005, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 59,000,000 shares of common stock. This represents significant additional potential dilution for our existing shareholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

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

For the period from February 3, 2000 through December 31, 2005, we incurred selling, general and administrative expenses of $8,151,419 and research and development costs of $2,268,402. We incurred selling, general and administrative expenses in the amounts of $628,956 and $509,865 for the three months ended December 31, 2005 and 2004, respectively and $1,072,661 and $1,014,486 for the six months ended December 31, 2005 and 2004, respectively. Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, and consulting services. We also incurred research and development costs of $165,095 and $113,434 for the three months ended December 31, 2005 and 2004, respectively and $262,838 and $213,547 for the six months ended December 31, 2005 and 2004, respectively. Research and development expenses principally consist of employee compensation, materials and supplies, and outside service costs.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations. In most cases, the common stock, notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and beneficial conversion features. Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds. This discount, along with note and bond issuance costs, have been and are being amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.” These charges totaled $49,353 and $30,615 for the three months ended December 31, 2005 and 2004, respectively and $98,086 and $56,286 for the six months ended December 31, 2005 and 2004, respectively. Additionally, interest expense of $166,055 and $106,118 for the three months ended December 31, 2005 and 2004, respectively and $313,945 and $195,053 for the six months ended December 31, 2005 and 2004, respectively was incurred on promissory notes and convertible bonds.

At December 31, 2005, we had current assets of $2,024,699 and current liabilities of $5,077,059 resulting in a working capital deficit of $3,052,360. Current assets principally include cash, inventories of engines and related components for systems being assembled, and deposits towards the purchase of inventories. Current liabilities principally include accounts payable, accrued interest, accrued wages and related payroll tax liabilities, promissory notes and customer deposits.

Plans for Research and Development

We delivered our initial commercial combined heat and power or CHP, cogeneration system during the year ended June 30, 2004. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and, most recently, received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use”, #46XT; Standard 2200. The UL listing applies to the United States and Canada. In addition to our UL listing, we continue preparing our products for a CE mark which, when authorized, will allow our products to be exported to many European countries.

Our cogeneration system, referred to as “Lean-One® CHP Module” for its lean burn configuration and characteristics, employs our SC-EGR® system, a proprietary emission process utilizing our super-cooled exhaust gas recirculation technology. Initial independent emissions testing have yielded very favorable results, both in our manufacturing testing facilities and in the field. We developed our SC-EGR® system and emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One® CHP Module was performed by Best Environmental, a California Air Resources Board certified laboratory, at our facility in Sparks, Nevada during the fourth quarter of fiscal 2002 and again in the first quarter of fiscal 2003. Best Environmental reconfirmed in the latter test that the Lean-One® CHP Module exceeded the requirements of the South Coast Air Quality Management District, or SCAQMD, the most restrictive air containment zone in the United States.

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

Proprietary protection for our products, processes and know-how is important to our business. Our patent portfolio consists of four issued U.S. patents which cover significant proprietary technology and other key aspects of our cogeneration systems. In connection with these issued patents, we have also applied for corresponding patent rights in certain international jurisdictions. In addition to our patent portfolio, we also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. Through our intellectual property management program, we continue to monitor our innovations for potential patent filings on new inventions and improvements upon our existing patented innovations.

In addition to our patent portfolio, we are proactive in the protection of our branded product names, both in the United States and in foreign jurisdictions. Through trademark registration, we are attempting to achieve brand name recognition in the marketplace. In that connection, we have registered marks for “LEAN ONE,” “BPE,” “ULTRA-LEAN-ULTRA CLEAN” and “SC-EGR” in the United States. “LEAN ONE” and “BPE are registered in the European Economic Community. The “COGENERATION FOR THE NEXT GENERATION” mark is allowed for registration in the U.S. and we anticipate that a Certificate of Registration will be issued in due course. We also have a trademark application for “ICHM” pending in the U.S. Trademark and Patent Office.

Contingent upon our ability to generate sufficient cash flow from operations and/or obtain additional financing, if necessary, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One® CHP Module in additional power configurations. In that connection, where appropriate, we will continue to work toward securing exclusive supply arrangements with certain vendors with respect to specific components incorporated in the Lean-One® CHP Module.

Liquidity and Sources of Financing

We are currently negotiating for sales and discount energy purchase agreements, or DEPAs, for our cogeneration and tri-generation systems with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets. In addition, we are currently discussing potentially significant sales, DEPA opportunities, and joint venture and other strategic relationships with a number of companies and entities internationally, including companies and entities located in the United Kingdom, Egypt, the United Arab Emirates, Saudi Arabia, India, Malaysia, Indonesia, Vietnam, Korea and China. As discussed in further detail herein, we have secured orders from customers for the purchase of our Lean-One® CHP Modules and have made commercial product deliveries against certain of those orders. The contemplated cash collections from these orders will enable us to meet certain of our cash needs, however, additional funding will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In March 2005, we completed a private placement of common stock generating $750,000 in net proceeds. In April 2005, we executed an amendment to an existing bond facility with Calim BP providing for the issuance of up to $2,500,000 in 12% five-year Series B Convertible Bonds, all of which bonds under the facility have been issued as of the end of the recently completed second quarter ended December 31, 2005.  In June 2005, we executed in favor of an individual affiliated with Calim a demand note in the amount of $200,000 for proceeds received under the note. The note bears interest at a rate of 12% per annum. We have not made any principal or interest payments under the note. As discussed in Note C and Note E of the Notes to Condensed Consolidated Financial Statements, we have also recently received from Calim BP $220,000 in unsecured advances, the repayment terms of which have not yet been established.

As further discussed in Item 3 of Part II of this Quarterly Report on Form 10-QSB, we are currently in default with respect to certain interest and other obligations currently owing to Calim PE and Calim BP.  While Calim has waived these current defaults, there can be no assurance that it will issue similar waivers in the event that Chapeau should be in default in the future.  If either Calim PE or Calim BP delivers a notice of default, then we would need to secure alternative sources of capital to satisfy our obligations.

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

The financing agreement with Calim PE will allow potential customers with the ability to utilize our Lean-One® cogeneration systems through discount energy purchase agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. If installation sites are completed, Bluepoint Energy Partners, LLC will have all risks and rewards related to any energy purchase agreements it enters with potential customers. We will have no obligation to repurchase any cogeneration units sold to Bluepoint Energy Partners, LLC.

For cogeneration projects funded in connection with the financing agreement, Bluepoint Energy Partners, LLC will purchase requisite Lean-One® cogeneration systems from us and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs. Bluepoint Energy Partners, LLC will also enter into a discount energy purchase agreement with the end user at the site for the sale to the end user of electricity generated by such system. If any system installations occur, we will receive, under the financing agreement, a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Bluepoint Energy Partners, LLC. The financing agreement further provides for revenue sharing arrangements between us and Bluepoint Energy Partners, LLC based upon 25% of net cash flows after Bluepoint Energy Partners, LLC has received a payout of 100% of its investment at the respective user site.

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

Plan of Operations

We continue to focus sales and marketing efforts of our CHP systems nationally and more recently internationally. Domestically, our initial sales and marketing efforts have been in California, New York, New Jersey, Connecticut, Pennsylvania, and Texas. Our initial international focus has included opportunities, companies and entities located in the United Kingdom, the Middle East, Asia and the Pacific Rim. We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. As discussed in further detail below, we have entered into business arrangements with several such companies. In addition, we are currently in discussions with other companies in connection with sales and marketing of our product and service offerings.  While we are optimistic that the business arrangements discussed below and these other discussions will result in positive outcomes for us, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to us or will result in significant sales, if any, of our products.

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

Also, in August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to us. Instead, under the agreement, Calim PE, through Bluepoint Energy Partners, LLC, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under discount energy purchase agreements generated by us. The financing agreement with Calim PE will provide potential customers with the ability to utilize our Lean-One® cogeneration systems through discount energy purchase agreements as opposed to purchasing the system, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. The initial cogeneration project funded under this arrangement was secured during fiscal 2005. We undertook delivery and installation of our Lean-One® CHP Module in connection with the project during the first half of fiscal 2006, with commissioning scheduled for the third quarter and revenue billings under the DEPA targeted to commence shortly thereafter. (See Note C of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB and “Cogeneration Project Financing Arrangements” in Item 2 of Part I of this Quarterly Report on Form 10-QSB for a more detailed discussion.)

In January 2006, the Company entered into a Strategic Alliance Agreement with Cummins West, Inc., or CWI, for purposes of developing continuous duty combined heat and power and tri-generation products modeled within the Lean-One® CHP Module brand which will now include the additional title “Powered by Cummins.” The Agreement provides for joint marketing, sales, training and engineering activities between Chapeau and CWI, as specified in the Agreement. Among other things, under the terms of the Agreement, Chapeau and CWI will jointly market the Lean-One® CHP Modules—“Powered by Cummins” in both diesel and natural gas iterations with initial emphasis in the hospitality, healthcare, food processing and manufacturing industry sectors. It is further contemplated that the joint marketing effort will focus preliminarily on projects utilizing Chapeau’s build, own, operate and maintain strategic model incorporating discount energy purchase agreements throughout all areas encompassed within CWI’s service territory as defined between CWI and Cummins, Inc. for cogeneration and tri-generation purposes. Additionally, both Chapeau and CWI desire to share CWI’s service and maintenance expertise servicing Lean-One® CHP Modules integrated with Cummins, Inc. products with other Cummins Inc. service and maintenance dealers worldwide.

In February 2006, the Company entered into an Asset Purchase Agreement with Sierra Precision Services, LLC, or Sierra, to purchase certain business assets of Sierra. The purchased business assets were comprised principally of fabrication, assembly and test equipment to substantially augment and upgrade Chapeau’s production capabilities in anticipation of potential increased production requirements as a consequence of, among other things, the Strategic Alliance Agreement with CWI.

Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from the Joint Strategic Agreement, Strategic Alliance Agreement with URS, Teaming Agreement, Calim financing agreement and Strategic Alliance Agreement with CWI, if and when realized. However, while we believe that these agreements will help endorse our other selling efforts, we have not yet booked significant sales as a result of these agreements and there can be no assurance that we will realize additional sales, if any, as a consequence of any such agreement.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended December 31, 2005, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2005, we were named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The case relates to a joint venture between us and Independent Energy Services, Inc., or IES involving the development of a cogeneration demonstration project.  IES sought the return of $228,500 that was transferred to us in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, we entered into a Settlement Agreement with IES in connection with this case whereby, among other things, we will repay the full deposit of $228,500 in exchange for IES’s dismissal of the case and release of all claims related thereto. We have recorded IES’s transfer in the amount of $228,500 on our balance sheet as a current liability in customer deposits at June 30, 2005. Subsequent to the filing of this action, Chapeau secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see Note C of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB and “Cogeneration Project Financing Arrangements” in Item 2 of Part I of this Quarterly Report on Form 10-QSB for a more detailed discussion). Repayment of IES’s deposit has been from proceeds from the sale of our Lean-One® CHP Module in connection with this project. The final payment under the Settlement Agreement with IES was made in January 2006 and we are awaiting receipt of IES’s dismissal of the case.

To the best of our knowledge, there are no proceedings pending or threatened against any executive officer or director of Chapeau, whose position in such proceeding would be adverse to that of Chapeau.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 2005 through December 2005, we issued $2,500,000 in 12% Series B convertible bonds pursuant to a private placement with Calim Bridge Partners I, LLC, with each bond convertible into one unit consisting of one share of common stock and one warrant to purchase common stock. Of the aggregate 12% Series B convertible bonds issued, $530,000 in such bonds were issued during the three months ended December 31, 2005.

During the three months ended December 31, 2005, Chapeau granted options to employees and consultants to acquire 4,207,700 shares of common stock with an exercise price of $0.25 per share and an expiration date of ten years.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Chapeau has not made any interest payments or paid the loan placement fee due under a loan agreement entered into by Chapeau in August 2002 with Calim PE, as amended in December 2002. Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the loan agreement and related note into convertible bonds, subject to certain other note holders also converting their respective notes into equity, which occurred in February 2003. During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds. The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.  Chapeau has not made any interest payments due under the convertible bonds and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $371,000 are included in current liabilities at December 31, 2005.

Chapeau has made no interest payments as required under a Series A bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Accrued interest under the agreement in the aggregate amount of approximately $403,000 is included in current liabilities at December 31, 2005.

As discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, the Company has made no interest payments as required under a Series B bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Accrued interest under the agreement in the aggregate amount of approximately $157,000 is included in current liabilities at December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

2	(32)	Section 1350 Certification	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated: February 17, 2006	By	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer)