Form 10QSB
period 2006-03-31
CHAPEAU INC
filed 2006-05-22
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to _________________

Commission File Number  033-01289-D

Chapeau, Inc.
(Exact name of small business issuer as specified in its charter)

Utah	87-0431831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1190 Suncast Lane, Suite 2, El Dorado Hills, California	95762
(Address of principal executive offices)	(Zip Code)

(916) 939-8700
(Issuer's telephone number)

_____________________________________
(Former name, former address and former fiscal
year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No   ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ____    No    X

As of May 19, 2006, the Issuer had 26,201,308 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   ____    No    X

CHAPEAU, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of March 31, 2006 and June 30, 2005 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2006 and 2005, and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2006, and unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2006 and 2005 and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2006, together with unaudited condensed notes thereto. In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2005, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS

Current Assets
Cash	$2,910,301	$530,598
Accounts receivable, net of allowance for doubtful accounts	-	17,525
Inventory	861,343	1,052,572
Deposits on inventory	121,516	253,648
Other current assets	36,841	20,677
Total Current Assets	3,930,001	1,875,020

Property and Equipment, net of accumulated depreciation	376,925	106,798

Other Assets	448,709	448,551

Total Assets	$4,755,635	$2,430,369

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,600,986	$1,527,574
Accrued liabilities	2,062,928	1,593,171
Payable to related party	370,000	-
Promissory notes	200,000	217,667
Customer deposits	837,231	999,065
Current maturities of capitalized lease obligations	10,303	9,346
Total Current Liabilities	5,081,448	4,346,823

Long- Term Liabilities
Long-term debt, less unamortized discount	8,114,026	3,739,438
Capitalized lease obligations, less current maturities	5,676	13,528

Total Liabilities	13,201,150	8,099,789

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized;
26,201,308 shares and 26,001,308 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	26,201	26,001
Additional paid-in capital	7,735,455	7,185,403
Deferred compensation	(132,479)	(33,493)
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(15,815,319)	(12,587,958)
Total Shareholders' Deficit	(8,445,515)	(5,669,420)

Total Liabilities and Shareholders' Deficit	$4,755,635	$2,430,369

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		For the period from February 3, 2000 (date of inception of the development stage) through
	2006	2005	2006	2005	March 31,2006

Revenue:
Sales	$277,990	$-	$277,990	$-	$778,240
Service	8,067	-	21,512	-	21,512
Total revenue	286,057	-	299,502	-	799,752

Cost:
Sales	169,300	-	169,300	-	571,068
Service	6,498	-	17,328	-	17,328
Total cost	175,798	-	186,628	-	588,396

Gross margin	110,259	-	112,874	-	211,356

Selling, general and administrative expense	703,639	559,127	1,776,300	1,573,613	8,855,058
Research and development expense	295,525	30,142	558,363	243,689	2,563,927
Stock issued for compensation	-	-	-	-	355,000
Amortization of deferred compensation from issuance of stock options	7,796	8,098	352,860	23,847	453,375
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and development acquired	-	-	-	-	776,624

	1,006,960	597,367	2,687,523	1,841,149	13,379,845

Loss from operations	(896,701)	(597,367)	(2,574,649)	(1,841,149)	(13,168,489)

Interest income	7,254	-	8,348	-	81,474
Forfeiture of customer deposit	-	-	-	-	145,780
Interest expense	(195,211)	(117,950)	(509,156)	(313,003)	(1,376,714)
Interest expense from amortization of discount on long-term debt and debt issues costs	(53,818)	(30,441)	(151,904)	(86,727)	(1,497,370)

Net Loss	$(1,138,476)	$(745,758)	$(3,227,361)	$(2,240,879)	$(15,815,319)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.03)	$(0.12)	$(0.09)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,067,975	24,354,967	26,023,206	24,232,125

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,		For the period from February 3, 2000 (date of inception of the development stage) through
	2006	2005	March 31, 2006

Cash Flows From Operating Activities
Net loss	$(3,227,361)	$(2,240,879)	$(15,815,319)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	-	386,000
Amortization of discount on convertible promissory notes and debt issue costs	151,904	86,727	1,497,370
Amortization of deferred compensation from issuance of stock options	352,861	23,847	453,376
Depreciation and amortization	53,595	11,023	302,333
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	17,525	-	-
Inventories and related deposits	323,361	(102,955)	(982,859)
Other current assets	(16,164)	8,698	(33,673)
Other assets	(44,645)	(11,398)	(155,873)
Accounts payable	73,412	48,265	1,344,008
Accrued liabilities	469,757	425,072	2,197,701
Customer deposits	(161,834)	245,125	837,231
Net Cash Used In Operating Activities	(2,007,589)	(1,506,475)	(8,749,138)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(98,146)	(1,792)	(288,546)
Net Cash Used In Investing Activities	(98,146)	(1,792)	(646,322)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	90,000	750,000	3,027,285
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features	4,080,000	824,000	8,797,501
Proceeds from issuance of warrants and common stock related to convertible promissory notes	-	-	391,499
Proceeds from payable to related party	370,000	720,000	370,000
Payment of principal on promissory note	(17,667)	(22,950)	(43,300)
Payment of capitalized lease obligations	(6,895)	(6,053)	(26,219)
Debt issue costs	(30,000)	-	(211,005)
Net Cash Provided By Financing Activities	4,485,438	2,264,997	12,305,761
Net Increase In Cash	2,379,703	756,730	2,910,301
Cash At Beginning Of Period	530,598	6,352	-
Cash At End Of Period	$2,910,301	$763,082	$2,910,301

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(A)	Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations— Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001. From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems. During the period since December 31, 2003, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments. Chapeau continues to be considered a development stage company due to the lack of significant sales. Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2005 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2005, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of March 31, 2006, its consolidated results of operations for the three months ended March 31, 2006 and 2005, and its consolidated results of operations and cash flows for the nine months ended March 31, 2006 and 2005, and for the period from February 3, 2000 (date of inception of the development stage), through March 31, 2006.

The results of operations for the three months and nine months ended March 31, 2006, may not be indicative of the results that may be expected for the year ending June 30, 2006.

Business Condition - The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is considered to be in the development stage. The Company incurred losses of $1,138,476 and $745,758 during the three-month periods ended March 31, 2006 and 2005, respectively, and incurred losses of $3,227,361 and $2,240,879 and used $2,007,589 and $1,506,475 of cash in its operating activities during the nine-month periods ended March 31, 2006 and 2005, respectively. Through March 31, 2006, the Company has accumulated a deficit during the development stage of $15,815,319 and at March 31, 2006, the Company has a shareholders’ deficit of $8,445,515 and a working capital deficit of $1,151,447. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation - At March 31, 2006, the Company has outstanding stock options issued to management, employees, consultants and members of the board of directors. During the three months ended March 31, 2006, the Company granted options to employees to purchase 775,000 shares of common stock. These options have an exercise price of $0.30 per share, vest ratably over three years, and expire after ten years. At the date of grant, the market price of the Company’s stock was $0.45 per share. Accordingly, the Company recorded deferred compensation in the amount of $116,250. During the three months ended December 31, 2005, the Company granted options to employees, directors, and consultants to purchase 4,207,700 shares of common stock. These options have an exercise price of $0.25 per share, vested immediately, and expire after ten years. During the three months ended September 30, 2005, the Company granted options to employees to purchase 300,000 shares of common stock. These options have an exercise price of $0.30 per share, vest ratably over three years, and expire after ten years.

The Company accounts for options granted to employees and directors under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Options granted to consultants are accounted for under the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value of options granted to consultants was estimated on the date of grant using the Black-Scholes Option-Pricing model with the following assumptions: risk free interest rate of 4.60%; expected dividend yield of zero; expected lives of 10 years; and expected volatility of 140%. Stock-based compensation expense of $7,796 and $8,098 is reflected in net loss for the three months ended March 31, 2006 and 2005, respectively, and of $352,860 and $23,847 is reflected in net loss for the nine months ended March 31, 2006 and 2005, respectively. The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss:
As reported	$(1,138,476)	$(745,758)	$(3,227,361)	$(2,240,879)
Add: Total stock-based compensation expense included in reported net loss	7,796	8,098	352,860	23,847
Less: Total stock-based compensation expense determined under fair value based method	(40,558)	(43,056)	(1,193,238)	(171,869)
Pro forma net loss	$(1,171,238)	$(780,716)	$(4,067,739)	$(2,388,901)
Basic and diluted loss per share:
As reported	$(0.04)	$(0.03)	$(0.12)	$(0.09)
Pro forma	$(0.04)	$(0.03)	$(0.16)	$(0.10)

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(B)	Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and bonds, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 62,125,850 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at March 31, 2006. None of the 34,998,150 shares of common stock issuable upon conversion of debt, exercise of options of warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at March 31, 2005.

(C)	Financing

12% Convertible Promissory Note - In March 2006, the Company issued a convertible promissory note in the principal amount of $3,000,000 in favor of the Gordon V. and Helen C. Smith Foundation, or the Foundation, a current shareholder of the Company. Gordon V. Smith, president of the Foundation, is a director of the Company. The note accrues interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on March 10, 2009. Principal and accrued interest under the note are convertible by the Foundation into shares of the Company’s common stock at any time during the first year at a conversion rate of $1.25 per share. After March 10, 2007, the conversion rate will be the lower of a) 75% of the average closing price of the Company’s common stock, as quoted on the OTC Bulletin Board or other listing service or exchange, for the ninety calendar days immediately preceding the date of such conversion or b) $1.25 per share.

Under the terms of the note, among other things, the Company paid the Foundation a commitment fee in the amount of $30,000. Additionally, the Company agreed to segregate $600,000 of the proceeds of the note and restrict the use of such amount solely to pay interest when due until such time as the note has been paid in full or converted into shares of the Company’s common stock. The note is secured by the Company’s assets and the Foundation holds all rights and remedies pari passu with the Company’s other senior secured debtors.

12% Series B Convertible Bonds - In April 2005, the Company entered into a First Amendment and Supplement to the Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP. Under the terms of this amendment, the Company was authorized to issue up to $2,500,000 of five-year 12% Series B Convertible Bonds (the Series B Bonds). The Company converted $1,270,000 in debt representing the principal under an outstanding promissory note payable by the Company to Calim Venture Partners II, LLC, or Calim VP, and all principal due under a series of unsecured advances from Calim BP into the Series B Bonds. In addition, the Company drew an additional $150,000 through June 30, 2005, $550,000 during the quarter ended September 30, 2005, and the remaining $530,000 during the quarter ended December 31, 2005 under the bond agreement for working capital.

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

Payable to Related Party - Subsequent to receiving the final proceeds from the sale of the Series B Bonds, the Company received unsecured advances from Calim BP totaling $370,000 through March 31, 2006. These unsecured advances accrue interest at the rate of 12% per annum. The Company and Calim BP are in discussion with respect to repayment terms, among other things, of the unsecured advances.

Summary information regarding notes payable, bonds payable, and payable to related party for the nine months ended March 31, 2006 is as follows:

	Promissory Notes, Bonds Payable, and Payable to Related Party	Unamortized Discount on Bonds and Note Payable	Promissory Notes, Bonds, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2005	$4,458,667	$(501,562)	$3,957,105
Issuance of bonds	1,080,000	(8,405)	1,071,595
Proceeds from payable to related party	370,000	-	370,000
Proceeds from convertible promissory note	3,000,000	-	3,000,000
Note issued for property and equipment	300,000	(89,759)	210,241
Payment on note to landlord	(17,667)	-	(17,667)
Amortization of discount	-	92,752	92,752
Balance at March 31, 2006	$9,191,000	$(506,974)	$8,684,026

Total interest expense from the amortization of discount on all convertible debt and all debt issue costs was $53,818 and $30,441 for the three months ended March 31, 2006 and 2005, respectively, and $151,904 and $86,727 for the nine months ended March 31, 2006 and 2005, respectively.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Notes payable, bonds payable, and payable to related party at March 31, 2006 and June 30, 2005 are summarized as follows:

	March 31,	June 30,
	2006	2005

12% Convertible Promissory Note, due March 2009, secured by the assets of the Company	$3,000,000	$-
12% Series A Convertible Bonds, due May 2009, secured by all assets of the Company, less unamortized discount of $405,808 and $491,320, respectively	1,594,192	1,508,680
12% Series B Convertible Bonds, due March 2010, secured by all assets of the Company, less unamortized discount of $15,761 and $10,242, respectively	2,484,239	1,409,758
12% convertible bonds, due February 2008, secured by all assets of the Company	821,000	821,000
Payable to related party	370,000	-
12% note payable, due on demand, unsecured	200,000	200,000
Non-interest bearing note, due January 2009, unsecured, less unamortized discount of $85,405	214,595	-
10% note payable, due October 2005, unsecured	-	17,667
Total Notes and Bonds Payable, less Unamortized Discount	8,684,026	3,957,105
Less current portion	570,000	217,667
Long-Term Debt	$8,114,026	$3,739,438

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

(D)	Asset Purchase Agreement

In February 2006, the Company entered into an Asset Purchase Agreement with Sierra Precision Services, LLC, or Sierra, to purchase certain business assets of Sierra. Under the Agreement, the purchase price for the business assets was $350,000, payable $50,000 at closing and $300,000 pursuant to the terms of a three-year non-interest bearing unsecured note. The $300,000 non-interest bearing note was recorded at $210,241 to reflect a 12% discount, the incremental borrowing rate of the Company. The purchased business assets were comprised principally of fabrication, assembly and test equipment to substantially augment and upgrade Chapeau’s production capabilities.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(E)	Common Stock

In March 2006, the Company issued 200,000 shares of common stock at $0.50 per share in a private placement to an individual. Proceeds to the Company were $100,000, less a placement fee of $10,000. In connection with the sale of common stock, the Company also issued to the individual warrants to purchase 100,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire in March 2008.

(F)	Commitments and Contingent Liabilities

Contingent liabilities

In February 2005, the Company was named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The case related to a joint venture between the Company and Independent Energy Services, Inc., or IES, involving the development of a cogeneration demonstration project.  IES sought the return of a deposit in the amount of $228,500 that was transferred to the Company in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, the Company and IES entered into a settlement agreement in connection with this case whereby, among other things, the Company would repay the full deposit of $228,500 in six equal monthly installments of $38,083 in exchange for IES’s dismissal of the case and release of all claims related thereto. Subsequent to the filing of this case, Chapeau secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see “Cogeneration Project Financing Arrangements” in Note C for a more detailed discussion). The full repayment of IES’s deposit has been made from proceeds from the sale of the Company’s Lean-One® CHP Module in connection with this project and in February 2006 the case was dismissed pursuant the Settlement Agreement.

In February 2006, the Company was named as a defendant in an action filed in the Second Judicial District Court of the State of Nevada, County of Washoe. The action was filed by the Company’s landlord in connection with its leased facilities in Sparks, Nevada and asserted claims for, among other things, monthly rental payments in arrears under the lease and certain other claims, the aggregate amount of which other claims were asserted in an amount to be proven. In March, 2006, the parties entered into a settlement agreement in connection with this case whereby, among other things, the Company would immediately pay all amounts in arrears and continue to make monthly rental payments under the lease through its term ending on May 31, 2006 in exchange for the landlord’s dismissal of the case and release of all claims related thereto. Required payments have been made in accordance with the terms of the settlement agreement, with the final payment thereunder currently pending.

Lease Agreement

On February 1, 2006, the Company entered into a lease agreement for new facilities and relocated its Nevada operation. The new premises include approximately 45,028 square feet. The lease agreement has a term of three years with an option to extend the lease for an additional two years. The initial lease payment is $18,186 per month, and has annual increases up to $19,293 in the third year of the lease.

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

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured initial orders from customers and commenced commercial product delivery, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term. We expect our expenses to continue to grow as we attempt to sell a significant number of systems. Although we received some funding during fiscal 2005 and fiscal 2006, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us. If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2005 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future. During this past fiscal quarter, Chapeau sustained a loss of approximately $1,248,000 and, as of March 31, 2006 had an accumulated deficit of approximately $16.1 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

We face competition from a number of companies and may not be able to compete against more established companies with greater resources. We face substantial competition in the sale of co-generation and power generation systems. Most of our competitors have substantially greater resources than we do. As discussed in further detail below in the section entitled “Plan of Operations,” we have entered into alliance and similar agreements with entities with substantially greater resources than us. While we believe that these agreements will help endorse our other selling efforts, we have not yet booked significant sales as a result of these agreements and there can be no assurance that we will realize additional sales, if any, as a consequence of any such agreement.

Many of our potential customers may request or require financing in connection with energy service agreements and our inability to provide access to such financing may adversely impact our financial results. As discussed in further detail below in the section entitled “Cogeneration Project Financing Arrangements,” we have entered into an agreement with Calim Private Equity, LLC, or Calim, whereby Calim intends to invest in cogeneration projects that will provide energy for end-users under energy service agreements generated by us. Calim has the sole discretion to choose to finance or not to finance any particular project under this arrangement. We do not have a similar arrangement with an alternative party in the event that Calim chooses not to participate in a particular project under this agreement and, in such event, we would attempt to find a replacement party, although we can provide no assurances that such replacement party would be available at all or would be willing to participate on terms acceptable to us. If such financing is not available, our sales efforts and financial results will be adversely effected.

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

We depend on a few key suppliers and the loss of any one supplier could harm our business. We currently rely on one sole source supplier for the engine that is the core of our initial product and a very small number of suppliers for other components, including absorption chiller technology. Any problems with these suppliers would adversely affect our business and financial results. While we anticipate that the potential adverse impact of such occurrence could be significantly mitigated a consequence of our recently executed Strategic Alliance Agreement with Cummins, West, Inc. as discussed in further detail below in the section entitled “Plan of Operations,” there can be no assurance that the potential adverse impact of such occurrence will be mitigated or affected at all as a consequence of the Strategic Alliance Agreement.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock. As a result of various transactions previously entered by us, as of March 31, 2006, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 62 million shares of common stock. This represents significant additional potential dilution for our existing shareholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

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

Operations

We have been in the development stage since February 3, 2000. From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems. Subsequent to December 31, 2003, we shipped and recognized revenue from the sale of our first four commercial power generation systems, including revenue recognized during the quarter ended March 31, 2006 from a system sale in connection with a project at the Embassy Suites Hotel of Santa Ana, California. The Embassy Suites Hotel is the initial Showcase Center installation as a direct consequence of our Joint Strategic Agreement with Southern California Gas Company discussed in further detail below in the section entitled “Plan of Operations” as well as the first project financed pursuant to the arrangements discussed in further detail below in the section entitled “Cogeneration Project Financing Arrangements”. We continue to be considered a development stage company due to the absence of significant sales.

For the period from February 3, 2000 through March 31, 2006, we incurred selling, general and administrative expenses of $8,855,058 and research and development costs of $2,563,927. We incurred selling, general and administrative expenses in the amounts of $703,639 and $559,127 for the three months ended March 31, 2006 and 2005, respectively and $1,776,300 and $1,573,613 for the nine months ended March 31, 2006 and 2005, respectively. Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, and consulting services. We also incurred research and development costs of $295,525 and $30,142 for the three months ended March 31, 2006 and 2005, respectively and $558,363 and $243,689 for the nine months ended March 31, 2006 and 2005, respectively. Research and development expenses principally consist of employee compensation, materials and supplies, and outside service costs.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations. In most cases, the common stock, notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and beneficial conversion features. Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds. This discount, along with note and bond issuance costs, have been and are being amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.” These charges totaled $53,818 and $30,441 for the three months ended March 31, 2006 and 2005, respectively and $151,904 and $86,727 for the nine months ended March 31, 2006 and 2005, respectively. Additionally, interest expense of $195,211 and $117,950 for the three months ended March 31, 2006 and 2005, respectively and $509,156 and $313,003 for the nine months ended March 31, 2006 and 2005, respectively was incurred on promissory notes and convertible bonds.

At March 31, 2006, we had current assets of $3,930,001 and current liabilities of $5,081,448 resulting in a working capital deficit of $1,151,447. Current assets principally include cash, inventories of engines and related components for systems being assembled, and deposits towards the purchase of inventories. Current liabilities principally include accounts payable, accrued interest, accrued wages and related payroll tax liabilities, customer deposits, promissory notes and payables to related parties.

Plans for Research and Development

We delivered our initial commercial combined heat and power or CHP, cogeneration system during the fiscal year ended June 30, 2004. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and, most recently, received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use”, #46XT; Standard 2200. The UL listing applies to the United States and Canada. In addition to our UL listing, we continue preparing our products for a CE mark which, when authorized, will allow our products to be exported to many European countries.

Our cogeneration system, referred to as “Lean-One® CHP Module” for its lean burn configuration and characteristics, employs our SC-EGR® system, a proprietary emission process utilizing our super-cooled exhaust gas recirculation technology. Initial independent emissions testing have yielded very favorable results, both in our manufacturing testing facilities and in the field. We developed our SC-EGR® system and emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One® CHP Module was performed by Best Environmental, a California Air Resources Board certified laboratory, at our production facility in Nevada during the fourth quarter of fiscal 2002 and again in the first quarter of fiscal 2003. Best Environmental reconfirmed in the latter test that the Lean-One® CHP Module exceeded the requirements of the South Coast Air Quality Management District, or SCAQMD, the most restrictive air containment zone in the United States.

In addition, the Lean-One® CHP Module received a permit from SCAQMD for a commercial installation in November of 2003 and has consistently maintained compliance within the permit emissions requirements. Subsequently, and as a consequence of a surprise field examination of the same installation by SCAQMD in September 2004, the Lean-One® CHP Module complied with both the original permitting requirement as well as exceeding necessary and more stringent emission requirements under California Assembly Bill 1685, enacted in October 2004, for the California Energy Commission Self-Generation Incentive Program beginning January 1, 2005. In that connection, the Lean-One® CHP Module permitted by SCAQMD for another commercial installation during the fourth quarter of fiscal 2005 also yielded site source test results well within the permit emissions requirements limits. Further, while independent source testing of the previously discussed commercial installation completed during the recently ended third quarter has not yet taken place and is currently scheduled during the next fiscal quarter, internal testing by the Company indicates favorable results within permit emissions requirements limits.

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

Contingent upon our ability to generate sufficient cash flow from operations and/or obtain additional financing, if necessary, we anticipate developing CHP cogeneration and power generation systems complimentary to the Lean-One® CHP Module in additional power configurations as well as continuing development work in connection with alternative platform configurations and features. In that connection, where appropriate, we will continue to work toward securing exclusive supply arrangements with certain vendors with respect to specific components incorporated in the Lean-One® CHP Module.

Liquidity and Sources of Financing

We are currently negotiating for sales and discount energy purchase agreements, or DEPA’s, for our cogeneration and tri-generation systems with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets. In addition, we are currently discussing potentially significant sales, DEPA opportunities, and joint venture and other strategic relationships with a number of companies and entities internationally, including companies and entities located in the United Kingdom, Egypt, the United Arab Emirates, Saudi Arabia, India, Malaysia, Indonesia, Vietnam, Korea and China. As discussed in further detail herein, we have secured orders from customers for the purchase of our Lean-One® CHP Modules and have made commercial product deliveries against certain of those orders. The contemplated cash collections from these orders will enable us to meet certain of our cash needs, however, additional funding will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In March 2005, we completed a private placement of common stock generating $750,000 in net proceeds. In April 2005, we executed an amendment to an existing bond facility with Calim BP providing for the issuance of up to $2,500,000 in 12% five-year Series B Convertible Bonds, all of which bonds under the facility have been issued as of December 31, 2005.  In June 2005, we executed in favor of an individual affiliated with Calim a demand note in the amount of $200,000 for proceeds received under the note. The note bears interest at a rate of 12% per annum. We have not made any principal or interest payments under the note. As discussed in Note C of the Notes to Condensed Consolidated Financial Statements, we have also recently received from Calim BP $370,000 in unsecured advances, the repayment terms of which have not yet been established. In March 2006, we executed a note in favor of a current shareholder in the amount of $3,000,000 for proceeds received under the note. The note bears interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on March 10, 2009. As discussed in Note C of the Notes to Condensed Consolidated Financial Statements, principal and accrued interest under the note are convertible into shares of the Company’s common stock at any time in accordance with the terms of the note. Also in March 2006, as discussed in Note E of the Notes to Condensed Consolidated Financial Statements, the Company completed a private placement of common stock generating $90,000 in net proceeds.

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

For cogeneration projects funded in connection with the financing agreement, Bluepoint Energy Partners, LLC will purchase requisite Lean-One® cogeneration systems from us and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs. Bluepoint Energy Partners, LLC will also enter into a discount energy purchase agreement with the end user at the site for the sale to the end user of electricity generated by such system. If any system installations occur, we will receive, under the financing agreement, a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Bluepoint Energy Partners, LLC. The financing agreement further provides for revenue sharing arrangements between us and Bluepoint Energy Partners, LLC based upon 25% of net cash flow after Bluepoint Energy Partners, LLC has received a payout of 100% of its investment at the respective user site.

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

In February 2006, the Company entered into an Asset Purchase Agreement with Sierra Precision Services, LLC, or Sierra, to purchase certain business assets of Sierra. The purchased business assets were comprised principally of fabrication, assembly and test equipment to substantially augment and upgrade Chapeau’s production capabilities in anticipation of potential increased requirements as a consequence of, among other things, the Strategic Alliance Agreement with CWI.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2005, as plaintiff, we initiated a lawsuit in Chapeau, Inc. d/b/a BluePoint Energy, Inc. v. Gammill Electric, Inc. and Able Crane Service, Inc. in the Superior Court of State of California, County of Placer. This case involves the recovery from the defendants of damages suffered by us in connection with an incident involving the parties in the amount of approximately $200,000 plus interest and reimbursement of certain other costs.  In February 2004, one of our cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  We were not a party to the related repair activities but we supplied a replacement system and returned the damaged system to our manufacturing facilities for diagnostic evaluation.  We recorded a casualty loss in our statement of operations for the quarter ended March 31, 2004 in connection with this event.  In May 2006, we agreed to settle the matter for $115,000, the settlement agreement for which is currently being drafted.

In February 2005, we were named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The case relates to a joint venture between us and Independent Energy Services, Inc., or IES, involving the development of a cogeneration demonstration project.  IES sought the return of a deposit in the amount of $228,500 that was transferred to us in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, we entered into a settlement agreement with IES in connection with this case whereby, among other things, we would repay the full deposit of $228,500 in exchange for IES’s dismissal of the case and release of all claims related thereto. We have recorded IES’s transfer in the amount of $228,500 on our balance sheet as a current liability in customer deposits at June 30, 2005. Subsequent to the filing of this action, Chapeau secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see Note C of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-QSB and “Cogeneration Project Financing Arrangements” in Item 2 of Part I of this Quarterly Report on Form 10-QSB for a more detailed discussion). The full repayment of IES’s deposit has been made from proceeds from the sale of our Lean-One® CHP Module in connection with this project. The final payment under the Settlement Agreement with IES was made in January 2006 and the case was dismissed pursuant to the Settlement Agreement.

In February 2006, the Company was named as a defendant in an action filed in the Second Judicial District Court of the State of Nevada, County of Washoe. The action was filed by the Company’s landlord in connection with its leased facilities in Sparks, Nevada and asserted claims for, among other things, monthly rental payments in arrears under the lease and certain other claims, the aggregate amount of which other claims were asserted in an amount to be proven. In March, 2006, the parties entered into a settlement agreement in connection with this case whereby, among other things, the Company would immediately pay all amounts in arrears and continue to make monthly rental payments under the lease through its term ending on May 31, 2006 in exchange for the landlord’s dismissal of the case and release of all claims related thereto. Required payments have been made in accordance with the terms of the settlement agreement, with the final payment thereunder currently pending.

To the best of our knowledge, there are no material proceedings pending or threatened to which any director, officer or affiliate of Chapeau or any owner of record or beneficially of more than five percent of any class of voting securities of Chapeau is a party adverse to Chapeau or has a material interest adverse to Chapeau.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, Chapeau granted options to employees to acquire 775,000 shares of common stock with an exercise price of $0.30 per share and an expiration date of ten years.

During the three months ended March 31, 2006, Chapeau issued 200,000 shares of common stock at $0.50 per share in a private placement to an individual. In connection with the sale of common stock, the Company also issued warrants to acquire 100,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire in March 2008.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Chapeau has not made any interest payments or paid the loan placement fee due under a loan agreement entered into by Chapeau in August 2002 with Calim PE, as amended in December 2002. Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the loan agreement and related note into convertible bonds, subject to certain other note holders also converting their respective notes into equity, which occurred in February 2003. During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds. The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.  Chapeau has not made any interest payments due under the convertible bonds and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $396,000 are included in current liabilities at March 31, 2006.

Chapeau has made no interest payments as required under a Series A bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Accrued interest under the agreement in the aggregate amount of approximately $463,000 is included in current liabilities at March 31, 2006.

As discussed in further detail in Note C of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-QSB, the Company has made no interest payments as required under a Series B bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Accrued interest under the agreement in the aggregate amount of approximately $232,000 is included in current liabilities at March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10.1)	Strategic Alliance Agreement with Cummins West, Inc. (1)	This filing

2	(10.2)	Asset Purchase Agreement with Sierra Precision Services, LLC	This filing

3	(10.3)	Commercial Space Lease with Lamonica Properties	This filing

4	(10.4)	Convertible Promissory Note with Gordon V. and Helen C. Smith Foundation	This filing

5	(31)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification	This filing

6	(32)	Section 1350 Certification	This filing
(1) Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated: May 22, 2006	By	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer)