Form 10KSB
period 2006-06-30
CHAPEAU INC
filed 2006-09-28
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 033-01289-D

Chapeau, Inc.

(Name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0431831 (I.R.S. Employer Identification No.)

1190 Suncast Lane, Suite 2, El Dorado Hills, California (Address of principal executive offices)	95762 (Zip Code)

Issuer's telephone number (916) 939-8700

Securities registered under section 12(b) of the Exchange Act: None.

Title of each class	Name of each exchange on which registered
Securities registered under section 12(g) of the Exchange Act: None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicateby check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☒

The Issuer's revenues for its most recent fiscal year were $388,662.

The aggregate market value of the voting common stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the Issuer as of September 22, 2006 was approximately $23,385,094.

As of September 22, 2006, the Issuer had 26,201,308 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____  No    X

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORICAL OVERVIEW

Chapeau, Inc. or Chapeau, was organized as a corporation under the laws of the State of Utah on September 19, 1985. Chapeau’s prior operations were discontinued in May 1989. Chapeau was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, Chapeau acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001. Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is therefore considered to be in the development stage. During and subsequent to fiscal 2006, however, discount energy purchase agreements in connection with our cogeneration project financing arrangements have been executed for two resort locations owned by a prominent entity in the hospitality market as well as for a major store location owned by one of the largest retail companies in the country. In addition, we are in advanced contract discussions with these and other significant entities for multiple projects at similar locations. Installation and commercial operation of a number of these projects are targeted for the upcoming year. With the anticipated revenue recognition from these transactions during fiscal 2007, we will no longer be considered to be in the development stage (see Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Cogeneration Project Financing Arrangements” and “Plan of Operations” for more detailed discussion). Since inception of the development stage through commercialization, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

In partial consideration for its acquisition of Specialized in April 2001 pursuant to a Plan of Reorganization and Agreement among Chapeau, Specialized, and Chapeau Nevada, Inc., Chapeau issued 3,500,000 shares of common stock to shareholders of Specialized upon closing the acquisition and agreed to issue an additional 3,000,000 shares of Chapeau’s common stock upon the achievement of certain benchmarks in the development of Specialized’s business. In October 2002, Chapeau and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of Chapeau’s common stock and in January 2004, Chapeau issued 1,000,000 shares of its common stock pursuant to the arrangement described above.  This issuance was made in accordance with the original Plan of Reorganization, pending formal amendment thereto. These shares were issued to former shareholders of Specialized, one of which was an officer of Chapeau and another of which was an employee of Chapeau as of the date of issuance.

BUSINESS OF ISSUER

Chapeau’s principal business is the generation of long term discount energy purchase agreements, or DEP’s, designed to produce long term revenue and net earnings for us based upon our expertise in onsite cogeneration and tri-generation energy production, initially utilizing our proprietary products and services. Cogeneration, also known as combined heat and power or CHP, is the production of two kinds of energy - usually electricity and heat - from a single source of fuel. Cogeneration often replaces the traditional method of supplying multiple forms of energy such as purchasing electricity from the power grid and separately burning natural gas or other fuels in a boiler to produce heat or steam. Integrated cooling and heating, or ICH, takes this concept one step further. The useful heat resulting from the CHP application can be used to supply heating and cooling needs. This is sometimes referred to as combined cooling, heat, and power or CCHP. CHP and CCHP products therefore empower industrial and commercial users to provide their own energy supply onsite to meet their demand requirements independent from an arguably increasingly inadequate public grid supply and infrastructure. Because CHP and CCHP and related products offer the potential for cost effective energy, far greater reliability, and independence from the public utility grid as a consequence of greater efficiencies than attainable by solely the electric power grid, we expect the market for our product offerings to grow rapidly both domestically and worldwide.

While we continue to pursue unit sales of our products through traditional distribution channels, we are concentrating substantial current selling and marketing focus, both domestic and international, on opportunities afforded via our DEP contract model, described below, rather than traditional channel distribution networks. Anticipating the growing need for DEP contracts and DEP “master” contracts, we intend to capitalize on our core competencies by focusing our resources on the development of packaged onsite cogeneration solutions and targeting commercial and industrial applications including, among others, the hospitality industry, the health care industry, office buildings, manufacturing sites, gaming casinos, colleges, universities, and other local, state and federal government facilities. We plan to combine engineering expertise, technological advances, key strategic partnerships and alliances, and a uniquely structured financial package employing long-term discount energy purchase contracts, or DEP agreements to build, own, operate, and maintain, cogeneration onsite energy plants in order to meet the demand for reliable, efficient, economic, and ultra-clean energy requirements for commercial and industrial end-users. We also intend to sell our products to well-established entities and distribution partners under the appropriate conditions.

Our first-generation product was based on a well-established natural gas fired, reciprocating engine combined with state-of-the-art, proprietary emission control technologies. We made our initial commercial delivery during the fiscal year ended June 30, 2004. Independent emissions testing of our product continues to yield very favorable results relative to current emission requirements in all states of the U.S.

Our first-generation product was based principally on lean-burn and SC-EGR® emissions technologies and marketed under the brand Lean-One®. In our continuing efforts to improve and expand our product and service offerings while maintaining the lowest emission requirements for the use of reciprocating engines, we are currently developing CHP and CCHP modules employing rich-burn, natural gas fired, reciprocating engines utilizing 3-way catalyst emissions technologies developed and enhanced by applying techniques, know-how, and other intellectual properties employed in our SC-EGR® methodologies. Concurrent with these efforts, we are also developing a line of continuous duty diesel-fuelled CHP and CCHP modules to address specific market demands, including those in certain regional sectors. Our complete line of product and service offerings are currently marketed under the brand EnviroGen™. The name EnviroGen™ is intended to emphasize our commitment to both distributed generation and the highest standards of environmental responsibility worldwide. We intend to continue evaluating alternative prime movers and other critical components that would be suitable for use in our products going forward while maintaining our emphasis on supplying the cleanest and most efficient products possible and as mandated by the strictest emission standards worldwide.

As noted above, our primary initial target market will principally be commercial, industrial, and governmental energy users. We are reviewing multiple strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. In that connection, during the year ended 2003 and subsequently, we have entered into business arrangements with several such companies. In addition, we are currently in discussion with several other companies and entities both domestically and in foreign countries in connection with sales and marketing of our products and DEP model. These discussions include potential relationships utilizing our DEP model described above as a consequence of our CHP and CCHP project financing arrangement with Calim Private Equity, LLC (see Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Cogeneration Project Financing Arrangements” for a more detailed discussion).

The market for CHP and CCHP products is competitive and many of our competitors have more financial resources than we do. The public utility grid notwithstanding, competing technologies used to support cogeneration applications under 2 megawatts include the following:

•	Reciprocating diesel and gas engines;
•	Gas turbines;
•	Microturbines; and
•	Fuel cells.

Proprietary protection for our products, processes, and know-how is important to our business.  Our patent portfolio consists of four issued U.S. patents which cover significant proprietary technology and other key aspects of our cogeneration systems.  In connection with these issued patents, we have also applied for corresponding patent rights in certain international jurisdictions.  In addition to our patent portfolio, we also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position.  Through our intellectual property management program, we continue to monitor our innovations for potential patent filings on new inventions and improvements upon our existing patented innovations.

In addition to our patent portfolio, we are proactive in the protection of our branded product and services names, both in the United States and in foreign jurisdictions.  Through trademark registration, we are attempting to achieve brand name recognition in the marketplace.  In that connection, we have registered marks for “LEAN ONE,” “BPE,” “ULTRA-LEAN-ULTRA CLEAN,” “SC-EGR,” and “COGENERATION FOR THE NEXT GENERATION” in the United States. “LEAN ONE” and “BPE are registered in the European Economic Community.   The trademark applications for “ICHM,” “ENVIROGEN,” and “ECOGEN” are pending in the U.S. Trademark and Patent Office.

Research and development expenses amounted to $981,223 and $395,721 for the years ended June 30, 2006 and 2005, respectively.

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

EMPLOYEES

As of June 30, 2006, we had twenty-one full-time employees—nine in administration, two in sales and marketing, four in research and development, and six in manufacturing and production.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our principal commercial property in Mound House, Nevada, which is currently used for office space, research and development activities, fabrication and the assembly of our products. The leased premises consists of approximately 45,000 square feet. The term of the lease is for three years through January 31, 2009, with an option to extend the lease for an additional two-year period. Current monthly rent on this facility is $20,195. Under the terms of the lease, the landlord is obligated to maintain insurance on the real property, in an amount which we believe is adequate. We believe that this facility is adequate for our needs currently and into the near future, and that additional space will be available to us on commercially reasonable terms as needed.

We also lease approximately 2,350 square feet of administrative office space in El Dorado Hills, California under 2 separate leases. The term of each lease is for three years, the first through May 2008 and the second through December 2008. Current monthly rent on these premises is $5,118. This property is insured by the landlord, in an amount which we believe is adequate.

ITEM 3. LEGAL PROCEEDINGS

In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York. This matter involved an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represented U.S. Power Corporation’s deposit paid to us to purchase equipment and was recorded as a current liability in customer deposits through March 31, 2005. U.S. Power Corporation also claimed other damages in an undetermined amount. In April 2005, we entered into a Settlement Agreement and Release in connection with this case whereby, among other things, we repaid to U.S. Power Corporation $150,000 of U.S. Power Corporation’s deposit in exchange for U.S. Power Corporation’s dismissal of the case and release of all claims related thereto. The settlement was filed with the court in June 2005. As a consequence of this settlement, U.S. Power Corporation forfeited the balance of its deposit and Chapeau recorded $145,780 as nonoperating income in fiscal 2005.

In January 2005, we filed an action in Chapeau, Inc. d/b/a BluePoint Energy, Inc. v. Gammill Electric, Inc. and Able Crane Service, Inc. in the Superior Court of State of California, County of Placer. This matter involves the recovery from the defendants of damages suffered by us in connection with an incident involving the parties in the amount of approximately $200,000 plus interest and reimbursement of certain other costs.  In February 2004, one of our cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  We were not a party to the related repair activities but we supplied a replacement system and returned the damaged system to our manufacturing facilities for diagnostic evaluation.  We recorded a casualty loss in our statement of operations for the quarter ended March 31, 2004 in connection with this event.  In May 2006, we agreed to settle the matter for the aggregate amount of $115,000 which was paid to us by the defendants, the settlement agreement for which was subsequently executed and a mutual release filed with the court in June 2006..

In February 2005, we were named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The matter relates to a joint venture between us and Independent Energy Services, Inc., or IES involving the development of a cogeneration demonstration project.  IES sought the return of $228,500 that was transferred to us in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, we entered into a Settlement Agreement with IES in connection with this case whereby, among other things, we agreed to repay the full deposit in exchange for IES’s dismissal of the case and release of all claims related thereto. We had recorded IES’s transfer in the amount of $228,500 on our balance sheet as a current liability in customer deposits through June 30, 2005. Subsequent to the filing of this action, Chapeau secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Cogeneration Project Financing Arrangements” for a more detailed discussion). The full repayment of IES’s deposit has been made from proceeds from the sale of our products in connection with this project. The final payment under the Settlement Agreement with IES was made in January 2006 and the case was dismissed pursuant to the Settlement Agreement.

In February 2006, we were named as a defendant in an action filed in the Second Judicial District Court of the State of Nevada, County of Washoe. The action was filed by our former landlord in connection with our facilities formerly leased in Sparks, Nevada and asserted claims for, among other things, monthly rental payments in arrears under the lease and certain other claims, the aggregate amount of which other claims were asserted in an amount to be proven. In March, 2006, we entered into a settlement agreement with our landlord in connection with this case whereby, among other things, we agreed to immediately pay all amounts in arrears and continue to make monthly rental payments under the lease through its term ending on May 31, 2006 in exchange for the landlord’s dismissal of the case and release of all claims related thereto. All payments have been made in accordance with the terms of the settlement agreement, and we are awaiting formal notification of dismissal from the court.

We are presently involved in certain minor legal matters incidental to our business, which, if adversely decided, would not have a material adverse affect upon our business or financial condition.

To the best of our knowledge, there are no proceedings pending or threatened against any executive officer or director of Chapeau, whose position in such proceeding would be adverse to that of Chapeau.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2006, we did not hold a shareholders' meeting and did not submit any matter to a vote of our security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

We currently have approximately 94 shareholders of record of our common stock. We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future. We intend to retain earnings, if any, to support the growth of our business. Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

Our common stock is publicly traded on the OTC Bulletin Board under the symbol "CPEU." On September 22, 2006, the closing quotation for our common stock was $1.65. The following table sets forth, for the periods indicated, the high and low closing quotations of our common stock, as reported on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not represent actual transactions.

	Stock Price Ranges
Quarter ended:	High	Low
June 30, 2006	$1.85	$1.09
March 31, 2006	$1.30	$0.15
December 31, 2005	$0.31	$0.16
September 30, 2005	$0.31	$0.19
June 30, 2005	$0.24	$0.13
March 31, 2005	$0.32	$0.17
December 31, 2004	$0.35	$0.18
September 30, 2004	$0.48	$0.26

In March 2006, we issued 200,000 shares of our common stock at $0.50 per share in a private placement to an individual. Proceeds to Chapeau were $100,000, less a placement fee of $10,000. In connection with the sale of common stock, we also issued to the individual warrants to purchase 100,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire in March 2008.

During the year ended June 30, 2006, we granted options to certain members of the board of directors, management, employees and consultants to acquire 7,132,700 shares of common stock. These options are exercisable at prices ranging from $0.25 to $1.20 per share. The options generally vest from immediately through three years from the date of grant, and expire ten years after the grant date.

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

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured initial orders from customers and commenced commercial product delivery, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term. We expect our expenses to continue to grow as we attempt to sell a significant number of systems. Although we received some funding during fiscal 2005 and fiscal 2006, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us. If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2006 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future. During this past fiscal year, Chapeau sustained a loss of approximately $4.7 million and, as of June 30, 2006 had an accumulated deficit of approximately $17.6 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

We face competition from a number of companies and may not be able to compete against more established companies with greater resources. We face competition in the sale of co-generation and power generation systems. Most of our competitors have substantially greater resources than we do. As discussed in further detail below in the section entitled “Plan of Operations,” we have entered into alliance and similar agreements with entities with substantially greater resources than us. While we believe that these agreements will help endorse our other selling efforts, we have not yet booked significant sales as a result of these agreements and there can be no assurance that we will realize additional sales, if any, as a consequence of any such agreement.

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

We depend on a few key suppliers and the loss of any one supplier could harm our business. We had relied on one sole source supplier for the engine that is the core of our initial product and a very small number of suppliers for other components, including absorption chiller technology. Any problems with these suppliers could have adversely affected our business and financial results. While we anticipate that the potential adverse impact of such occurrence could be significantly mitigated as a consequence of our Strategic Alliance Agreement with Cummins, West, Inc. executed during the fiscal year ended June 30, 2006 as discussed in further detail below in the section entitled “Plan of Operations,” there can be no assurance that the potential adverse impact of such occurrence will be mitigated or affected at all as a consequence of the Strategic Alliance Agreement.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock. As a result of various transactions previously entered by us, as of June 30, 2006, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 63 million shares of common stock. This represents significant additional potential dilution for our existing shareholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

Overview

As discussed elsewhere in this report, Chapeau’s was incorporated in September 1985, prior operations were discontinued in May 1989 and Chapeau was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, Chapeau acquired Specialized in April 2001. Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is considered to be in the development stage. Since inception of the development stage, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. is not a separate legal entity.

Operations

We have been in the development stage since February 3, 2000. From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems. Subsequent to December 31, 2003, we shipped and recognized revenue from the sale of our first four commercial power generation systems, including revenue recognized during the quarter ended March 31, 2006 from a system sale in connection with a project at the Embassy Suites Hotel of Santa Ana, California. The Embassy Suites Hotel is the initial Showcase Center installation as a direct consequence of our Joint Strategic Agreement with Southern California Gas Company discussed in further detail elsewhere in this 10-KSB as well as the first project financed pursuant to the arrangements discussed in further detail below in the section entitled “Cogeneration Project Financing Arrangements.” We continue to be considered a development stage company due to the absence of significant sales.

For the period from February 3, 2000 through June 30, 2006, we incurred selling, general and administrative expenses of $9,620,128 and research and development costs of $2,986,787. We incurred selling, general and administrative expenses in the amounts of $2,541,370 and $2,075,917 for the years ended June 30, 2006 and 2005, respectively. We also incurred research and development costs of $981,223 and $395,721 for the years ended June 30, 2006 and 2005, respectively. In connection with our stock-based compensation grants to directors, management, other employees and consultants, we have recognized stock-based compensation of $376,283 and $31,499 for the years ended June 30, 2006 and 2005, respectively.

As more fully described in Note 4 and in Note 5 of Notes to Financial Statements in Item 7 of this Annual Report on Form 10-KSB, we have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations. In most cases, the common stock, notes, and bonds were accompanied by some form of equity interest, including warrants, options, and beneficial conversion features. Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds. This discount, along with note and bond issuance costs, have been and are being amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.” These charges totaled $210,861 and $150,471 for the years ended June 30, 2006 and 2005, respectively. Additionally, interest expense of $779,855 and $453,642 was incurred on promissory notes and convertible bonds for the years ended June 30, 2006 and 2005, respectively.

At June 30, 2006, we had current assets of $2,925,225 and current liabilities of $5,608,054 resulting in a working capital deficit of $2,682,829. Current assets principally include cash and inventories of engines and related components for systems being assembled. Current liabilities principally include accounts payable, accrued interest, accrued wages and related payroll tax liabilities, promissory notes and payables to related parties, and customer deposits.

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

Our initial cogeneration system is referred to as “Lean-One® CHP Module” for its lean burn configuration and characteristics and employs our SC-EGR® system, a proprietary emission process utilizing our super-cooled exhaust gas recirculation technology. Initial and subsequent independent emissions testing have yielded very favorable results, both in our manufacturing testing facilities and in the field. We developed our SC-EGR® system and emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One® CHP Module was performed by Best Environmental, a California Air Resources Board certified laboratory, at our production facility in Nevada during the fourth quarter of fiscal 2002 and again in the first quarter of fiscal 2003. Best Environmental reconfirmed in the latter test that the Lean-One® CHP Module exceeded the requirements of the South Coast Air Quality Management District, or SCAQMD, the most restrictive air containment zone in the United States.

In addition, the Lean-One® CHP Module received a permit from SCAQMD for a commercial installation in November of 2003 and has consistently maintained compliance within the permit emissions requirements. Subsequently, and as a consequence of a surprise field examination of the same installation by SCAQMD in September 2004, the Lean-One® CHP Module complied with both the original permitting requirement as well as exceeding necessary and more stringent emission requirements under California Assembly Bill 1685, enacted in October 2004, for the California Energy Commission Self-Generation Incentive Program beginning January 1, 2005. In that connection, the Lean-One® CHP Modules permitted by SCAQMD for another commercial installation during fiscal 2005 as well as another commercial installation during fiscal 2006 also yielded site source test results well within the permit emissions requirements limits.

In our continuing efforts to improve and expand our product and service offerings while maintaining the lowest emission requirements for the use of reciprocating engines, we are currently developing CHP and CCHP modules employing rich-burn, natural gas fired, reciprocating engines utilizing 3-way catalyst emissions technologies developed and enhanced by applying techniques, know-how, and other intellectual properties employed in our SC-EGR® methodologies. Concurrent with these efforts, we are also developing a line of continuous duty diesel-fuelled CHP and CCHP modules to address specific market demands, including those in certain regional sectors. Our complete line of product and service offerings are currently marketed under the brand EnviroGen™. The name EnviroGen™ is intended to emphasize our commitment to both distributed generation and the highest standards of environmental responsibility worldwide. We intend to continue evaluating alternative prime movers and other critical components that would be suitable for use in our products going forward while maintaining our emphasis on supplying the cleanest and most efficient products possible and as mandated by the strictest emission standards worldwide.

Proprietary protection for our products, processes, and know-how is important to our business.  Our patent portfolio consists of four issued U.S. patents which cover significant proprietary technology and other key aspects of our cogeneration systems.  In connection with these issued patents, we have also applied for corresponding patent rights in certain international jurisdictions.  In addition to our patent portfolio, we also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position.  Through our intellectual property management program, we continue to monitor our innovations for potential patent filings on new inventions and improvements upon our existing patented innovations.

In addition to our patent portfolio, we are proactive in the protection of our branded product and services names, both in the United States and in foreign jurisdictions.  Through trademark registration, we are attempting to achieve brand name recognition in the marketplace.  In that connection, we have registered marks for “LEAN ONE,” “BPE,” “ULTRA-LEAN-ULTRA CLEAN,” “SC-EGR,” and “COGENERATION FOR THE NEXT GENERATION” in the United States. “LEAN ONE” and “BPE are registered in the European Economic Community.   The trademark applications for “ICHM,” “ENVIROGEN,” and “ECOGEN” are pending in the U.S. Trademark and Patent Office.

Contingent upon our ability to generate sufficient cash flow from operations and/or obtain additional financing, if necessary, we anticipate developing CHP, CCHP and power generation systems under the brand EnviroGen™ CHP Modules in additional power and fuel configurations as well as continuing development work in connection with alternative platform configurations, controls and features. In that connection, where appropriate, we will continue to work toward securing appropriate supply arrangements with certain vendors with respect to specific components incorporated in the EnviroGen™ CHP Modules.

Liquidity and Sources of Financing

We are currently negotiating for sales and discount energy purchase agreements, or DEPA’s, for our CHP and CCHP modules with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets. In addition, we are currently discussing potentially significant sales, DEPA opportunities, and joint venture and other strategic relationships with a number of companies and entities internationally. As discussed in further detail herein, we have secured orders from customers for the purchase of our EnviroGen™ CHP Modules and have made commercial product deliveries against certain of those orders. The contemplated cash collections from these orders will enable us to meet certain of our cash needs, however, additional funding will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In March 2005, we completed a private placement of common stock generating $750,000 in net proceeds. In April 2005, we executed an amendment to an existing bond facility with Calim BP providing for the issuance of up to $2,500,000 in 12% five-year Series B Convertible Bonds, all of which bonds under the facility have been issued as of December 31, 2005.  In June 2005, we executed in favor of an individual affiliated with Calim a demand note in the amount of $200,000 for proceeds received under the note. The note bears interest at a rate of 12% per annum. We have not made any principal or interest payments under the note. As discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB, we have also received from Calim BP $370,000 in unsecured advances, the repayment terms of which have not yet been established. In March 2006, we executed a note in favor of a current shareholder in the amount of $3,000,000 for proceeds received under the note. The note bears interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on March 10, 2009. As discussed in Note 4 of the Notes to Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB, principal and accrued interest under the note are convertible into shares of Chapeau common stock at any time in accordance with the terms of the note. Also in March 2006, as discussed in Note 5 of the Notes to Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB, we completed a private placement of common stock generating $90,000 in net proceeds. Most recently and as discussed in Note 11 of the Notes to Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB, subsequent to June 30, 2006 we executed convertible promissory notes in favor of an individual in the aggregate amount of $1,353,225 for proceeds received under the notes. The notes bear interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on that date which is three years from the issue date.

We are currently in default with respect to certain interest and other obligations currently owing to Calim PE and Calim BP.  While Calim has waived these current defaults, there can be no assurance that it will issue similar waivers in the event that we should be in default in the future.  If either Calim PE or Calim BP delivers a notice of default, then we would need to secure alternative sources of capital to satisfy our obligations.

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

Cogeneration Project Financing Arrangements

In August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to us. Instead, under the agreement, Calim PE, through Calim-BPEP I, which subsequently became Bluepoint Energy Partners, LLC, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for end users under discount energy purchase agreements generated by us.

The financing agreement with Calim PE will allow potential customers with the ability to utilize our cogeneration systems through discount energy purchase agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. If installation sites are completed, Bluepoint Energy Partners, LLC will have all risks and rewards related to any energy purchase agreements it enters with potential customers. We will have no obligation to repurchase any cogeneration units sold to Bluepoint Energy Partners, LLC.

For cogeneration projects funded in connection with the financing agreement, Bluepoint Energy Partners, LLC will purchase requisite cogeneration systems from us and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs. Bluepoint Energy Partners, LLC will also enter into a discount energy purchase agreement with the end user at the site for the sale to the end user of electricity generated by such system. If any system installations occur, we will receive, under the financing agreement, a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Bluepoint Energy Partners, LLC. The financing agreement further provides for revenue sharing arrangements between us and Bluepoint Energy Partners, LLC based upon 25% of net cash flow after Bluepoint Energy Partners, LLC has received a payout of 100% of its investment at the respective user site.

The agreement originally gave Bluepoint Energy Partners, LLC the right to transfer its interest in a particular site project to us in exchange for our common stock at a per share exchange price of $3.00 for a period of ten years from the date of the agreement; provided, however, that at any time after the fifth year we could demand that Bluepoint Energy Partners, LLC transfer its interest in a particular site project to us or forego its right to later exchange its interest in such site project to us for our common stock. As a result of this conversion right, Bluepoint Energy Partners, LLC would have been a variable interest entity with respect to Chapeau and its operations and balances would have been consolidated into our financial statements upon the sale of any cogeneration systems to Bluepoint Energy Partners, LLC. In August 2005, however, the agreement was amended and, among other things, eliminated Bluepoint Energy Partners, LLC’s right to transfer its interest in a particular site project. As a consequence of this amendment, Bluepoint Energy Partners, LLC is no longer considered a variable interest entity with respect to Chapeau.

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

Plan of Operations

We continue to focus sales and marketing efforts of our CHP and CCHP systems nationally and more recently internationally. Domestically, our initial sales and marketing efforts have been in California, New York, New Jersey, Connecticut, Pennsylvania, and, most recently, the Hawaiian Islands. Our initial international focus has included opportunities, companies and entities located in the United Kingdom, the Middle East, Asia and the Pacific Rim. We are seeking to form strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales objectives. As discussed in further detail below, we have entered into business arrangements with several such companies. In addition, we are currently in discussions with other companies in connection with sales and marketing of our product and service offerings.  While we are optimistic that the business arrangements discussed below and these other discussions will result in positive outcomes for us, there can be no assurance that any other strategic partnerships or other alliances will be formed or, if formed, will be on terms favorable to us or will result in significant sales, if any, of our products.

During the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module. The initial showcase center under this agreement was installed and commenced operation during fiscal 2006.

During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In September 2005, URS initiated a formal “Green Building Initiative” that proposes to utilize two key power generation technologies for implementation of energy efficiency with ultra-clean emission capabilities in furtherance of state and federal efficiency and emission standards. The two power generation technologies proposed for this initiative are a solar alternative and cogeneration equipment supplied exclusively by Chapeau. In August 2006, the State of California Department of Corrections and Rehabilitation (CDCR) accepted a response to a Request for Qualifications (RFQ) to provide energy conservation services to adult institutions and juvenile justice facilities under the jurisdiction of the CDCR, which response was submitted in May 2006 by URS on behalf a 3-member team that included us. The RFQ mandates project management, quality management, engineering, design, construction, estimating, and other energy conservation services to reduce CDCR’s electricity and natural gas purchases.

In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals. In that regard, we recently delivered one of our CHP Modules against an order in connection with a project at the Frank Hagel United States Federal Building in Northern California, which houses the Western Region Headquarters of the United States Social Security Administration.

Also, in August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to us. Instead, under the agreement, Calim PE, through Bluepoint Energy Partners, LLC, a Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under discount energy purchase agreements generated by us. The financing agreement with Calim PE will provide potential customers with the ability to utilize our CHP and CCHP systems through discount energy purchase agreements as opposed to purchasing the system, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. The initial cogeneration project funded under this arrangement was secured during fiscal 2005 for installation at a major hotel in Southern California. We completed installation and commissioning of our cogeneration system and commenced commercial operation with revenue billings under the energy purchase agreement during fiscal 2006. Additionally, discount energy purchase agreements under this arrangement have recently been executed for two resort locations owned by a prominent entity in the hospitality market as well as for a major store location owned by one of largest retail companies in the country. Installation and commercial operation of these projects are targeted for the upcoming year. (See “Cogeneration Project Financing Arrangements” above for a more detailed discussion.)

In January 2006, we entered into a Strategic Alliance Agreement with Cummins West, Inc., or CWI, for purposes of developing continuous duty combined heat and power and tri-generation products modeled within the Lean-One® CHP Module brand which will now include the additional title “Powered by Cummins.” The Agreement provides for joint marketing, sales, training and engineering activities between Chapeau and CWI, as specified in the Agreement. Among other things, under the terms of the Agreement, Chapeau and CWI will jointly market the Lean-One® CHP Modules—“Powered by Cummins” in both diesel and natural gas iterations with initial emphasis in the hospitality, healthcare, food processing and manufacturing industry sectors. It is further contemplated that the joint marketing effort will focus preliminarily on projects utilizing our build, own, operate and maintain strategic model incorporating discount energy purchase agreements throughout all areas encompassed within CWI’s service territory as defined between CWI and Cummins, Inc. for cogeneration and tri-generation purposes. Additionally, both Chapeau and CWI desire to share CWI’s service and maintenance expertise servicing our CHP Modules integrated with Cummins, Inc. products with other Cummins Inc. service and maintenance dealers worldwide.

In February 2006, we entered into an Asset Purchase Agreement with Sierra Precision Services, LLC, or Sierra, to purchase certain business assets of Sierra. The purchased business assets were comprised principally of fabrication, assembly and test equipment to substantially augment and upgrade our production capabilities in anticipation of potential increased requirements as a consequence of, among other things, the Strategic Alliance Agreement with CWI.

Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from the Joint Strategic Agreement, Strategic Alliance Agreement with URS, Teaming Agreement, Calim financing agreement and Strategic Alliance Agreement with CWI, if and when realized. In that connection, we have recently secured initial discount energy purchase agreements with prominent entities in both the hospitality and retail market sectors and are currently in discussion with respect to other potential projects both with these entities as well as other major entities in the same and similar sectors. While we believe that the arrangements discussed herein will help endorse our other selling efforts, there can be no assurance that we will realize additional sales, if any, as a consequence of any such arrangement.

We continue to seek and evaluate qualified management and other personnel to achieve our business growth objectives. If we achieve the financing necessary to pursue our plan of operations for the next twelve months, we would anticipate adding a significant number of staff and management personnel during that period.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision to SFAS No. 123. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R eliminates Chapeau’s ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires Chapeau to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulleting 107, SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Under these guidelines, Chapeau will adopt SFAS 123R as of July 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized after July 1, 2006 will include the straight-line basis compensation cost for (a) all share-based payments granted to employees prior to July 1, 2006, but not yet vested, based on the grant date fair values used for the pro-forma disclosures under the original SFAS No. 123 and (b) all share-based payments granted to employees or modified on or after July 1, 2006, in accordance with the provisions of SFAS No. 123R. For the fiscal year ending June 30, 2007, stock-based compensation recognized in the financial statements will increase by approximately $180,000 in excess of the amount that would have previously been recognized under the provisions of Opinion No. 25.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for Chapeau's fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are set forth immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the fiscal year ended June 30, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of Chapeau, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Guy A. Archbold	54	Chief Executive Officer Member, Board of Directors	February 14, 2001
Gerald H. Dorn	64	Former President and Chief Operating Officer Member, Board of Directors	April 11, 2001
Steven C. Lagorio	53	Chief Financial Officer Secretary	July 1, 2006
Robert W. Medearis	74	Member, Board of Directors	May 15, 2002
Gordon V. Smith	74	Member, Board of Directors	April 20, 2005
Robert K. Adams, Sr.	68	Member, Board of Directors	April 11, 2001

A director's regular term is for a period of one year or until his or her successor is duly elected and qualified.

There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each of our directors and executive officers.

Guy A. Archbold, our Chief Executive Officer and a director, joined Chapeau in February 2001, bringing over 25 years of senior management experience in administration, institutional money management, marketing and sales management and budgetary planning for both emerging and established specialized business units within the financial services industry. Prior to the recent hiring of an individual to serve as our Chief Financial Officer and Secretary, Mr. Archbold also served in those capacities. Mr. Archbold began his career with the investment banking firm of Blyth Eastman Dillon & Co., which was subsequently acquired by Paine Webber. At Paine Webber, Mr. Archbold earned the distinction of becoming the youngest Senior Vice President and Divisional Director in the firm while managing its Boardroom Office in New York. Mr. Archbold has also served as a Senior Vice President in charge of west coast institutional sales and banking for Donaldson, Lufkin & Jenrette, and in similar positions as Managing Director for west coast operations of other regional investment banks.  Previous to joining Chapeau, Mr. Archbold collaborated with the former Dean of the Kellogg School of Management to develop programs in institutional quantitative analysis investment programs for endowment funds, state and local governmental retirement funds, municipalities, individuals, and brokerage firms. Mr. Archbold has a Bachelor of Arts degree from California State University and has completed advanced management courses at the Northwestern University Kellogg School of Management and the University of Pennsylvania Wharton School of Business.

Gerald H. Dorn, our President and Chief Operating Officer through June 30, 2006, and a director, remains a senior employee of the Company and has a background that includes thirty years of mechanical contracting, HVAC and power generation experience. He joined Chapeau in April 2001 through the merger of Specialized, a company focused on designing, assembling and selling packaged CHP systems for both domestic and international customers. Prior to forming Specialized in 1999, Mr. Dorn worked as a mechanical engineering consultant within the power generation industry and in a variety of entrepreneurial ventures that he co-owned. He founded several power generation and energy related businesses. In 1980, Mr. Dorn formed Padre Mechanical, Inc., a design/build mechanical contracting company, specializing in commercial and industrial projects including a large service and maintenance segment. The firm was profitably sold in 1991. In 1991, he helped form Intelligent Solutions, Inc., a packaged co-generation design company specializing in small (under 120 kilowatt) sized systems assembled under sub-contract agreement with Magnetec. From 1970 to 1980, Mr. Dorn held the position of General Sales Manager in the field of mechanical contracting for several large and small HVAC and plumbing companies in Southern California.

Steven C. Lagorio, our Chief Financial Officer and Secretary since July 2006, has worked independently for his own financial management consulting and advisory services firm since February 2000.  From September 1992 through February 2000, Mr. Lagorio served in various senior financial management positions, most recently as Vice President, Finance and Chief Financial Officer for Ophthalmic Imaging Systems, a publicly traded provider of digital imaging and imaged enhancement systems and analysis software.  From 1984 to 1992, Mr. Lagorio served as Corporate Controller and Principal Accounting Officer for BR Communications, a publicly traded manufacturer of high-frequency communication equipment and systems for military and diplomatic applications.  Prior to 1994, Mr. Lagorio served in various financial management positions for technology companies in northern California.  Mr. Lagorio began his professional career with the international accounting firm of Arthur Young & Company.  He received his certification as a CPA from the State of California and holds a Bachelor of Science and Commerce degree from Santa Clara University.

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

Compliance with Section 16(a) of the Exchange Act

The directors, officers and persons who own more than 10% of a class of an equity security of Chapeau are not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Audit Committee

The audit committee was established on October 11, 2002. The audit committee is composed of three members and operates under a written charter adopted by the board of directors. The responsibilities of the audit committee are contained in the audit committee charter. The audit committee during fiscal year 2006 consisted of Messrs. Medearis, Smith and Archbold, with Mr. Medearis serving as Chairman. The board determined to appoint one director to the audit committee who is not “independent” as defined by Chapeau policy and the applicable listing standards. All other audit committee members are independent. Mr. Archbold served as the Chief Executive Officer and Chief Financial Officer of Chapeau and, therefore, was not independent. The board had determined to appoint Mr. Archbold as an audit committee member because of his specific business experience relative to Chapeau’s business. The board had further determined that Mr. Archbold’s position with Chapeau would not interfere with his providing impartial advice to the audit committee and that Mr. Archbold’s service on the audit committee was in the best interests of Chapeau and its shareholders. The board has also determined that there is no audit committee financial expert serving on the audit committee. Although the current members of the audit committee do not meet all of the criteria of a financial expert under SEC rules, the board of directors believes that the current members of the audit committee possess sufficient financial knowledge and experience relative to the financial complexity of Chapeau’s financial statements to adequately carry out their duties under the audit committee charter.

Code of Ethics

Chapeau has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics is filed as an exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer and all other executive officers and employees of Chapeau who earned compensation in excess of $100,000 for the periods indicated.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Guy A. Archbold(1) Chief Executive Officer Chief Financial Officer	2006 2005 2004	$175,000 $175,000 $175,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	2,000,000 0 0	$0 $0 $0	$0 $0 $0

Gerald H. Dorn(2) President, BluePoint Energy, Inc.	2006 2005 2004	$150,000 $150,000 $150,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	107,700 0 0	$0 $0 $0	$0 $0 $323,080(3)

Neil Bokamper(4) Executive Vice President	2006	$116,538	$0	$0	$0	300,000	$0	$0

Ranson Roser(5) Chief Technology Officer	2006 2005 2004	$135,000 $130,646 $104,195	$0 $0 $0	$0 $0 $0	$0 $0 $0	400,000 0 400,000	$0 $0 $0	$0 $0 $0

Dwight Wells(6) Regional Sales Manager	2006 2005	$125,000 $108,846	$0 $0	$0 $0	$0 $0	0 150,000	$0 $0	$6,000 $8,500

Thomas R. Black(7) President, BluePoint Energy Development	2005 2004	$104,461 $105,907	$0 $48,000	$75,000 $0	$0 $0	0 750,000	$0 $0	$0 $0
_________________________

(1)
Mr. Archbold became Chief Executive Officer of Chapeau in February 2001. On March 1, 2001, our Board of Directors approved an employment agreement for Mr. Archbold. The compensation amounts reported above represent the amounts earned under the employment agreement.

(2)
Mr. Dorn became an executive officer of Chapeau in April 2001. On April 11, 2001, our Board of Directors approved an employment agreement for Mr. Dorn, which employment agreement terminated effective March 31, 2005.

(3)
In January 2004, we issued 807,700 shares of its common stock to Mr. Dorn as incentive shares in connection with the Plan of Reorganization and Agreement dated as of April 11, 2001. The market value of the common stock on the date of issuance was $0.40 per share.

(4)	Mr. Bokamper became Executive Vice President on September 22, 2005.

(5)	Mr. Roser became Chief Technology Officer of Chapeau on August 7, 2003.

(6)
Mr. Wells was employed as Regional Sales Manager of Chapeau on February 9, 2004. In this position, Mr. Wells is provided an automobile allowance on a monthly basis, which is reflected in the Summary Compensation Table under the caption “All Other Compensation.”

(7)
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

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market Price of Stock on the Date of Grant ($/Sh)	Expiration Date
Guy A. Archbold	2,000,000	49.6%	$0.25	$0.26	November 14, 2015
Gerald H. Dorn	107,700	2.7%	$0.25	$0.26	November 14, 2015
Neil Bokamper	300,000	7.4%	$0.30	(1)	(1)
Ranson Roser	400,000	9.9%	$0.25	$0.26	November 14, 2015
______________________
(1)
Mr. Bokamper was granted options to purchase 200,000 shares of common stock on September 22, 2005 and 100,000 shares of common stock on January 20, 2006. The market price of the stock was $0.21 on September 22, 2005 and $0.22 on January 20, 2006. The expiration dates of the option grants are September 22, 2015 and January 20, 2016, respectively.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexpired Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable(1)

Guy A. Archbold	0	$0	3,000,000 / 0	$3,450,000 / $0

Gerald H. Dorn	0	$0	307,700 / 0	$353,855 / $0

Neil Bokamper	0	$0	66,027 / 233,973	$72,630 / $257,370

Ranson Roser	0	$0	781,945 / 18,055	$804,792 / $15,208

(1)	Calculated on the basis of the closing price of $1.40 per share on June 30, 2006 minus the exercise price.

Employment Contracts

Chief Executive Office

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

Executive Vice President

Mr. Bokamper became our executive vice president on September 22, 2005. Under the terms of his employment contract, Mr. Bokamper is entitled to annual compensation of $150,000, subject to periodic review and adjustment as mutually agreeable to the parties. The term of the employment contract is one year. As additional compensation, the agreement provides for the grant to Mr. Bokamper of stock options to purchase 200,000 shares of common stock at an exercise price of $0.30 per share. The options vest over three years and expire in September 2015. In the event of termination of Mr. Bokamper’s employment prior to the end of the term of the agreement, other than for cause or voluntary termination, he will be paid severance compensation equal to the amount of remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

Chief Technology Officer

Mr. Roser became our chief technology officer on August 7, 2003. Under the terms of his employment contract, Mr. Roser is entitled to minimum annual compensation of $115,000. During the year ended June 30, 2005, Mr. Roser’s annual compensation was increased to $135,000. The term of the employment contract is three years. As additional compensation, the agreement provides for the grant to Mr. Roser of stock options to purchase 400,000 shares of common stock, of which 200,000 are exercisable at $0.25 per share and 200,000 are exercisable at $0.75 per share. Options to acquire 75,000 vested immediately and the remaining options vest over three years. All options expire in August 2013. In the event of termination of Mr. Roser’s employment prior to the end of the term of the agreement, other than for cause or voluntary termination, he will be paid severance compensation equal to the amount of remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

Compensation of Directors

Effective December 1, 2001, each non-employee director is entitled to directors fees of $1,000 per month, plus $1,000 for each board of directors meeting attended and $500 for each committee meeting attended. Chapeau does not separately compensate its board members who are also employees for their service on the Board.

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

On November 14, 2005, Messrs. Archbold, Dorn, and Medearis were granted options to acquire 2,000,000 shares, 107,700 shares, and 500,000 shares, respectively at an exercise price of $0.25 per share, all expiring November 14, 2015.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person owning of record or who was known by us to own beneficially more than 5% of the 26,201,308 shares of common stock outstanding as of September 22, 2006, and information as to the ownership of our common stock by each of our directors and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners[1]	Number of Shares of Common Stock Held	Percent of Ownership[2]	Rights to Acquire Common Stock[3]	Percent of Ownership if Rights Exercised[4]
Principal Shareholders

Guy A. Archbold 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	1,000,000	3.8%	3,000,000	13.7%

Gerald H. Dorn 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	2,934,750	11.2%	307,700	12.2%

Gordon V. Smith[5] 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	3,499,268	13.4%	2,004,268	19.5%

MFPI, LLC[6] P.O. Box 2720 Aspen, Colorado 81612	2,333,334	8.9%	9,071,873	32.3%

Calim Venture Partners II, LLC[7] P.O. Box 2720 Aspen, Colorado 81612	0	0.0%	7,842,009	23.0%

Michael Feinberg 1986 Insurance Trust P.O. Box 2720 Aspen, Colorado 81612	1,250,000	4.8%	1,250,000	9.1%

Calim Bridge Partners I, LLC[8] P.O. Box 2720 Aspen, Colorado 81612	0	0.0%	30,000,000	53.4%

Directors and Officers

Guy A. Archbold	---------------------------------See Above------------------------------

Gerald H. Dorn	---------------------------------See Above------------------------------

Gordon V. Smith	---------------------------------See Above------------------------------

Robert W. Medearis 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	384,222	1.5%	800,000	4.4%

Robert K. Adams 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	376,950	1.4%	200,000	2.2%

Neil Bokamper 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	0	0.0%	105,480	0.4%

Ranson Roser 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	0	0.0%	800,000	3.0%

All Officers and Directors as a Group (9 persons)	8,445,190	32.2%	8,351,238	48.6%

(1)	To the best of our knowledge, and except as discussed below, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.

(2)	The percentages shown are based on 26,201,308 shares of Chapeau common stock outstanding as of September 22, 2006.

(3)
Rights to acquire common stock represent the number of options and warrants exercisable by the indicated person as of a date sixty days after September 22, 2006 and includes stock and warrants issuable upon conversion of all of the convertible bonds authorized under the Bond Agreement dated April 16, 2004 and related amendment dated April 14, 2005.

________________________________

(4)
The percentage shown assumes the exercise of all rights (exercisable within a date sixty days after September 22, 2006) held solely by that individual and a corresponding increase in the issued and outstanding common stock.

(5)	The number of shares and rights to acquire shares includes shares and rights owned by the Gordon V. and Helen C. Smith Foundation, of which, Mr. Smith is the President.

(6, 7, 8)	The Manager of Calim Venture Partners II, LLC is also the Manager of MFPI, LLC and Calim Bridge Partners I, LLC, and is a member of each entity.

The following table provides information as of June 30, 2006 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Chapeau are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	-	0

Equity compensation plans not approved by security holders	10,932,700	$0.36	(1)

Total:	10,932,700
_________________________
(1)   Although our shareholders have not formally approved equity compensation plans, our board of directors has granted options to officers, directors, employees, and consultants. Non-management directors, including two directors who have resigned from the board, have been granted options to acquire 2,900,000 shares of common stock. Additionally, the board has approved options to the Mr. Archbold and Mr. Dorn to acquire 4,000,000 and 507,700 shares of common stock, respectively. Thirteen employees have been granted options to acquire an aggregate of 3,480,000 shares of common stock and eight consultants have been granted options to acquire 3,100,000 shares of common stock. Of the options granted to officers of directors, options to acquire 2,100,000 shares of common stock expired unexercised prior to June 30, 2006. Of the options granted to employees, options to acquire 955,000 shares of common stock have been forfeited in connection with the termination of the employment of four employees. See Item 10. EXECUTIVE COMPENSATION, “Employment Contracts” and “Compensation of Directors” for further details of the options granted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the placement of $2,500,000 of Series B Convertible Bonds, Calim earned placement fees of $225,000 during the years ended June 30, 2005 (none during the year ended June 30, 2006).

In June 2002, we entered into a financial advisory agreement with Calim. Under the terms of the agreement, Calim agreed to provide to Chapeau financial advisory services customary for a start-up company in need of a broad array of financial advice. As compensation for its services, Calim will be paid a monthly retainer of $10,000. To the extent that the monthly services exceed 25 hours, Calim is entitled to additional compensation of $250 per hour. Under this agreement, Calim earned advisory fees of $120,000 in each of the years ended June 30, 2006 and 2005, respectively. In addition, Calim is entitled to compensation in connection with each transaction, as defined in the agreement, consummated during the term of the agreement, as follows:

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

As of June 30, 2006, Chapeau has an account payable to Calim of approximately $937,000 for unpaid placement, advisory, and legal fees.

ITEM 13. EXHIBITS

FINANCIAL STATEMENTS AND SCHEDULES

The financial statements, including the index to the financial statements, are included immediately following the signature page to this report.

EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(3.1)	Articles of Incorporation	Incorporated by reference(1)

2	(3.2)	Bylaws	Incorporated by reference(1)

3	(4.1)	Specimen Stock Certificate	Incorporated by reference(1)

4	(10.1)	Employment Agreements of Mr. Archbold, Mr. Dorn, and Mr. Sorter	Incorporated by reference(3)

5	(10.2)	Option Agreements	Incorporated by reference(3)

6	(10.3)	Specialized Agreement	Incorporated by reference(3)

7	(10.4)	Bridge Loans/Warrants	Incorporated by reference(3)

8	(10.5)	Secured Convertible Promissory Note (Example)	Incorporated by reference(4)

9	(10.6)	Warrant Certificate for the Purchase of Common Stock (Example)	Incorporated by reference(4)

10	(10.7)	Security Agreement (Example)	Incorporated by reference(4)

11	(10.8)	Subscription Agreement (Example)	Incorporated by reference(4)

12	(10.9)	Amendment and Forbearance Agreement Dated January 8, 2002 (Example)	Incorporated by reference(4)

13	(10.10)	Loan Agreement with Calim Private Equity, LLC	Incorporated by reference(5)

14	(10.11)	Second Amendment and Forbearance Agreement Dated August 14, 2002 (Example)	Incorporated by reference(5)

15	(10.12)	Financial Advisory Agreement with Calim Private Equity, LLC	Incorporated by reference(5)

16	(10.13)	Joint Strategic Agreement between Chapeau, Inc. and Southern California Gas Company	Incorporated by reference(6)

17	(10.14)	Amendment to Loan Agreement with Calim Private Equity, LLC	Incorporated by reference(7)

18	(10.15)	Stock Purchase Agreement with MFPI, LLC and Related Warrant	Incorporated by reference(8)

19	(10.16)	Strategic Alliance Agreement with URS Corporation(9)	Incorporated by reference(10)

20	(10.17)	Employment Agreement - Ranson R. Roser	Incorporated by reference(11)

21	(10.18)	Employment Agreement - Thomas R. Black	Incorporated by reference(11)

22	(10.19)	Promissory note dated December 4, 2003 between Chapeau, Inc. and Calim Venture Partners II, LLC	Incorporated by reference(12)

23	(10.20)	Bond Purchase Agreement dated April 16, 2004 between Chapeau, Inc. and Calim Bridge Partners I, LLC	Incorporated by reference(13)

24	(10.21)	Stock Purchase Agreement dated April 12, 2004 between Chapeau, Inc. and Michael Feinberg 1986 Insurance Trust	Incorporated by reference(13)

25	(10.22)	Promissory note dated August 27, 2004 between Chapeau, Inc. and Calim Bridge Partners I, LLC	Incorporated by reference(14)

26	(10.23)	Stock Purchase Agreement dated March 22, 2005 by and between Chapeau, Inc. and Gordon V. and Helen C. Smith Foundation	Incorporated by reference(15)

27	(10.24)	First Amendment and Supplement to Bond Purchase Agreement dated April 14, 2005 between Chapeau, Inc. and Calim Private Equity, LLC	Incorporated by reference(16)

28	(10.25)	Demand note dated June 13, 2005 between Chapeau, Inc. and John P. Calamos, Sr.	Incorporated by reference(17)

29	(10.26)	Employment Agreement - Neil Bokamper	Incorporated by reference(18)

30	(10.27)	Strategic Alliance Agreement with Cummins West, Inc.	Incorporated by reference(19)

31	(10.28)	Asset Purchase Agreement with Sierra Precision Services, LLC	Incorporated by reference(19)

32	(10.29)	Commercial Space Lease with Lamonica Properties	Incorporated by reference(19)

33	(10.30)	Convertible Promissory Note with Gordon V. and Helen C. Smith Foundation	Incorporated by reference(19)

34	(10.31)	Form of Convertible Promissory Notes (Example)(20)	This filing

35	(10.32)	Employment Agreement - Steve Brandon	This filing

36	(10.33)	Employment Agreement - Steven C. Lagorio	This filing

37	(14.1)	Code of Personal and Business Conduct and Ethics	This filing

38	(31.1)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification by Chief Executive Officer	This filing

39	(31.2)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification by Chief Financial Officer	This filing

40	(32.1)	Section 1350 Certification by Chief Executive Officer	This filing

41	(32.2)	Section 1350 Certification by Chief Financial Officer	This filing
_________________________

(1)	Incorporated by reference from Chapeau's registration statement on Form S-18 filed with the Commission, SEC File No. 33-1289-D.

(2)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 1997.

(3)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2001.

(4)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2001.

(5)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2002.

(6)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

(7)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2002.

(8)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2003.

(9)
Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(10)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2002.

(11)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

(12)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2003.

(13)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2004.

(14)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2004.

(15)	Incorporated by reference from Chapeau's report on Form 8-K dated March 22, 2005.

(16)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2005.

(17)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2005.

(18)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2005.

(19)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2006.

(20)
Form of convertible promissory notes issued in favor of an individual disclosed in Note 11 of the Notes to Consolidated Financial Statements included in Item 7 of the annual report on Form 10-KSB for the year ended June 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2006 and 2005 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all income tax return preparation services during those years. Each year our audit committee pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell. All other non-audit services, if any, must be pre-approved by our audit committee on a case by case basis. All services described below were pre-approved by our audit committee. The percentage of hours expended on the audit by persons other than full time, permanent employees of Hansen, Barnett & Maxwell was zero.

Audit Fees

Aggregate fees billed to us for the years ended June 30, 2006 and 2005 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $33,500 and $37,789, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us for the years ended June 30, 2006 and 2005 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $2,500 and $1,370, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CHAPEAU, INC.

Dated: September 28, 2006	By /s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2006	By /s/ Steven C. Lagorio
Steven C. Lagorio, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2006	By	/s/ Guy A. Archbold
Guy A. Archbold, Director

Dated: September 28, 2006	By	/s/ Gerald H. Dorn
Gerald H. Dorn, Director

Dated: September 28, 2006	By	/s/ Robert W. Medearis
Robert W. Medearis, Director

Dated: September 28, 2006	By	/s/ Gordon V. Smith
Gordon V. Smith, Director

Dated:	By
Robert K. Adams, Director

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - June 30, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005 and for the Period from February 3, 2000 (Date of Inception of the Development Stage) through June 30, 2006	F-4

Consolidated Statements of Shareholders’ Deficit for the Period from February 3, 2000 (Date of Inception of the Development Stage) through June 30, 2004 and for the Years Ended June 30, 2005 and 2006	F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005 and for the Period from February 3, 2000 (Date of Inception of the Development Stage) through June 30, 2006	F-6

Notes to Consolidated Financial Statements	F-7

______________________________

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Chapeau, Inc.

We have audited the accompanying consolidated balance sheets of Chapeau, Inc. and subsidiary (a development stage company) as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2006 and 2005 and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. and subsidiary as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and during the years ended June 30, 2006 and 2005, incurred losses from operations and had negative cash flows from operating activities. As of June 30, 2006, the Company had a working capital deficiency of $2,682,829 and a stockholders’ deficit of $9,898,795. The Company has accumulated a deficit of $17,292,021 from the date of inception of the development stage through June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
September 20, 2006

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$1,170,604	$530,598
Restricted cash	600,000	-
Accounts receivable, net of allowance for doubtful accounts of $24,000	60,472	17,525
Inventory	1,004,926	1,052,572
Deposits on inventory	42,477	253,648
Other current assets	46,746	20,677
Total Current Assets	2,925,225	1,875,020

Property and Equipment, net of accumulated depreciation	372,259	106,798

Other Assets, net	534,640	448,551

Total Assets	$3,832,124	$2,430,369

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,745,966	$1,527,574
Accrued liabilities	2,388,674	1,593,171
Customer deposits	903,414	999,065
Payable to related party	370,000	-
Promissory notes	200,000	217,667
Current maturities of capitalized lease obligations	-	9,346
Total Current Liabilities	5,608,054	4,346,823

Long- Term Liabilities
Long-term debt, less unamortized discount	8,122,865	3,739,438
Capitalized lease obligations, less current maturities	-	13,528

Total Liabilities	13,730,919	8,099,789

Commitments and contingent liabilities	-	-

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 26,201,308 shares and 26,001,308 shares issued and outstanding at June 30, 2006 and 2005, respectively	26,201	26,001
Additional paid-in capital	8,282,825	7,185,403
Deferred compensation	(656,427)	(33,493)
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(17,292,021)	(12,587,958)
Total Shareholders' Deficit	(9,898,795)	(5,669,420)

Total Liabilities and Shareholders' Deficit	$3,832,124	$2,430,369

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,		For the period from February 3, 2000 (date of inception of the development stage) through
	2006	2005	June 30, 2006

Revenue:
Sales	$277,990	$329,750	$778,240
Other	110,672	-	110,672
Total revenue	388,662	329,750	888,912

Cost of revenue:
Sales	169,300	266,945	571,068
Other	60,091	-	60,091
Total cost of revenue	229,391	266,945	631,159

Gross margin	159,271	62,805	257,753

Selling, general and administrative expense	2,541,370	2,075,917	9,620,128
Research and development expense	981,223	395,721	2,986,787
Stock issued for compensation	-	-	355,000
Amortization of deferred compensation from issuance of stock options	376,283	31,499	476,798
Write off of intangible assets	-	-	318,531
Write off of note receivable	-	-	57,330
In-process research and development acquired	-	-	776,624

	3,898,876	2,503,137	14,591,198

Loss from operations	(3,739,605)	(2,440,332)	(14,333,445)

Interest income	26,258	-	99,384
Forfeiture of customer deposit	-	145,780	145,780
Interest expense	(779,855)	(453,642)	(1,647,413)
Interest expense from amortization of discount on long-term debt and debt issues costs	(210,861)	(150,471)	(1,556,327)

Net Loss	$(4,704,063)	$(2,898,665)	$(17,292,021)

Basic and Diluted Loss Per Common Share	$(0.18)	$(0.12)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,067,609	24,673,209

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
	Common Stock		Additional Paid-In	Deferred	Deficit Accumulated Prior to the Development	Deficit Accumulated During the Development	Total Shareholders'
	Shares	Amount	Capital	Compensation	Stage	Stage	Deficit

Balance - February 3, 2000 (Date of Inception of the Development Stage)	12,320,049	$12,320	$230,451	$-	$(259,373)	$-	$(16,602)
Conversion of related-party note payable and accrued interest into additional paid-in capital	-	-	16,602	-	-	-	16,602
Cancellation of stock	(7,820,049)	(7,820)	7,820	-	-	-	-
Issuance of stock for cash, from February 28 to March 13, 2000, $0.25 per share, less offering costs	4,000,000	4,000	983,285	-	-	-	987,285
Shares issued in acquisition of Specialized Energy Products, Inc., April 11, 2001, $0.15 per share	3,500,000	3,500	521,500	-	-	-	525,000
Issuance of beneficial conversion features, stock, and warrants related to promissory notes, June 2001 through May 2002	315,900	316	572,750	-	-	-	573,066
Issuance of stock for payment of interest, January 2002, $0.20 to $0.28 per share	111,650	112	23,318	-	-	-	23,430
Issuance of stock for payment of compensation, April 2002, $0.25 per share	20,000	20	4,980	-	-	-	5,000
Issuance of stock to note holders in connection with amendment and forbearance agreements, August 2002	830,000	830	57,270	-	-	-	58,100
Issuance of stock for compensation, October 2002, $0.175 per share	2,000,000	2,000	348,000	-	-	-	350,000
Issuance of options for deferred compensation, October 2002	-	-	80,090	(80,090)	-	-	-
Issuance of options related to promissory notes, August through December 2002	-	-	359,626	-	-	-	359,626
Issuance of stock for cash, December 2002, $0.25 per share, less offering costs	400,000	400	94,600	-	-	-	95,000
Conversion of promissory notes and accrued interest	3,561,156	3,561	886,729	-	-	-	890,290
Issuance of stock for payment of rent, February 2003, $0.175 per share	100,000	100	30,900	-	-	-	31,000
Issuance of stock for payment of account payable, February 2003, average of $0.162 per share	250,000	250	40,222	-	-	-	40,472
Issuance of stock and warrants for cash, March through May 2003, $0.30 per share, less offering costs	2,333,334	2,333	627,667	-	-	-	630,000
Issuance of options for deferred compensation, October 2003	-	-	32,000	(32,000)	-	-	-
Issuance of incentive shares of stock pursuant to Specialized Plan of Reorganization and Agreement, January 2004	1,000,000	1,000	399,000	-	-	-	400,000
Issuance of stock for cash, April to May 2004, $0.40 per share, less offering costs	1,250,000	1,250	473,750	-	-	-	475,000
Issuance of beneficial conversion features and warrants related to convertible bonds, April to June 2004	-	-	514,282	-	-	-	514,282
Amortization of deferred compensation	-	-	-	69,016	-	-	69,016
Net loss	-	-	-	-	-	(9,689,293)	(9,689,293)

Balance - June 30, 2004	24,172,040	24,172	6,304,842	(43,074)	(259,373)	(9,689,293)	(3,662,726)
Issuance of stock for cash, March 2005, $0.41 per share	1,829,268	1,829	748,171	-	-	-	750,000
Issuance of options for deferred compensation, September 2004	-	-	31,610	(31,610)	-	-	-
Expiration of options of terminated employee	-	-	(9,692)	9,692	-	-	-
Issuance of beneficial conversion features and warrants related to convertible bonds, July to August 2004	-	-	99,420	-	-	-	99,420
Issuance of beneficial conversion features and warrants related to convertible bonds, April to June 2005	-	-	11,052	-	-	-	11,052
Amortization of deferred compensation	-	-	-	31,499	-	-	31,499
Net loss	-	-	-	-	-	(2,898,665)	(2,898,665)

Balance - June 30, 2005	26,001,308	26,001	7,185,403	(33,493)	(259,373)	(12,587,958)	(5,669,420)
Issuance of stock and warrants for cash, March 2006, $0.50 per share, less offering costs	200,000	200	89,800	-	-	-	90,000
Issuance of options for deferred compensation, November 2005 to June 2006	-	-	999,217	(999,217)	-	-	-
Issuance of beneficial conversion features and warrants related to convertible bonds, July to December 2005	-	-	8,405	-	-	-	8,405
Amortization of deferred compensation	-	-	-	376,283	-	-	376,283
Net loss	-	-	-	-	-	(4,704,063)	(4,704,063)

Balance - June 30, 2006	26,201,308	$26,201	$8,282,825	$(656,427)	$(259,373)	$(17,292,021)	$(9,898,795)

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,		For the period from February 3, 2000 (date of inception of the development stage) through
	2006	2005	June 30, 2006
Cash Flows From Operating Activities
Net loss	$(4,704,063)	$(2,898,665)	$(17,292,021)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Compensation and rent paid with common stock	-	-	386,000
Amortization of discount on convertible promissory notes and debt issue costs	210,861	150,471	1,556,327
Amortization of deferred compensation from issuance of stock options	376,283	31,499	476,798
Depreciation and amortization	83,261	36,078	331,999
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	(42,947)	(17,525)	(60,472)
Inventories and related deposits	258,817	(81,974)	(1,047,403)
Other current assets	(26,069)	10,524	(43,578)
Other assets	(158,400)	(14,968)	(269,628)
Accounts payable	218,392	90,886	1,488,988
Accrued liabilities	795,503	563,699	2,523,447
Customer deposits	(95,651)	67,785	903,414
Net Cash Used In Operating Activities	(3,084,013)	(2,062,190)	(9,825,562)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(144,909)	(73,725)	(335,309)
Proceeds from disposition of property and equipment	27,469	-	27,469
Net Cash Used In Investing Activities	(117,440)	(73,725)	(665,616)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	90,000	750,000	3,027,285
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features, warrants and common stock	4,080,000	1,944,000	9,189,000
Increase in cash restricted for the purpose of paying interest on note payable	(600,000)	-	(600,000)
Proceeds from payable to related party	370,000	-	370,000
Payment of principal on note payable	(45,667)	(25,633)	(71,300)
Payment of capitalized lease obligations	(22,874)	(8,206)	(42,198)
Debt issue costs	(30,000)	-	(211,005)
Net Cash Provided By Financing Activities	3,841,459	2,660,161	11,661,782
Net Increase In Cash and Cash Equivalents	640,006	524,246	1,170,604
Cash and Cash Equivalents At Beginning Of Period	530,598	6,352	-
Cash and Cash Equivalents At End Of Period	$1,170,604	$530,598	$1,170,604

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations— Chapeau, Inc. ("Chapeau" or the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001. From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems. During the current and prior fiscal years, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments. Chapeau continues to be considered a development stage company due principally to the lack of significant sales. During and subsequent to fiscal 2006, however, discount energy purchase agreements in connection with the Company’s cogeneration project financing arrangements have been executed for two resort locations owned by a prominent entity in the hospitality market as well as for a major store location owned by one of the largest retail companies in the country. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. Installation and commercial operation of a number of these projects are targeted for fiscal 2007. With the anticipated revenue recognition from these transactions during fiscal 2007, the Company would no longer be considered to be in the development stage (see Note 8, “Cogeneration Project Financing Arrangement” for more detailed discussion). Since inception of the development stage through commercialization, the major activities of the Company have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

Principles of Consolidation— The accompanying consolidated financial statements include the accounts of Chapeau, Inc. and its wholly-owned subsidiary, Specialized Energy Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates— The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Examples of estimates used in the accompanying financial statements include the valuation allowances for accounts receivable, inventory, and deferred income taxes; estimated useful lives of property, equipment, and intangible assets; judgments regarding impairment of long-term assets; certain accruals for future warranty claims and the resolution of litigation matters; and deferred compensation arising from share-based awards. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results could differ from those estimates.

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

Other revenue includes sales from fabrication operations and revenue under extended warranty and product maintenance contracts. Sales from the fabrication operations are recognized upon completion and delivery of the order. Revenue related to extended warranty and product maintenance contracts is recognized on a straight-line basis over the contract term.

Accounts receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. Account balances are charged off against the allowance when recovery is considered remote.

Inventories and Deposits on Inventory— Inventories are stated at the lower of cost or market. Cost is determined under the first-in-first-out method. Deposits toward the purchase of assets are reflected as a current asset separate from inventories. At June 30, 2006 and 2005, inventories consisted of the following:
	2006	2005
Parts for power systems, principally engines	$507,379	$553,679
Power system assemblies in process	497,547	498,893
Total Inventories	$1,004,926	$1,052,572

Property and Equipment— Property and equipment are recorded at cost. Depreciation of equipment, furniture, and fixtures is provided over estimated useful lives of three to five years on a straight-line basis. Amortization of leasehold improvements is provided on a straight-line basis over two to three years, which represents the shorter of their estimated useful lives or the term of the lease. Amortization of equipment under capitalized lease obligations is provided over estimated useful lives of five years. At June 30, 2006 and 2005, property and equipment consisted of the following:

	2006	2005
Equipment, furniture, and fixtures	$401,363	$63,190
Leasehold improvements	34,901	26,619
Equipment under capitalized lease obligations	-	35,869
Total Property and Equipment	436,264	125,678
Less: Accumulated depreciation and amortization	(64,005)	(18,880)
Property and Equipment, net	$372,259	$106,798

Depreciation and amortization expense relating to property and equipment was $62,220 and $18,880 during the years ended June 30, 2006 and 2005, respectively.

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

Fair Value of Financial Instruments— The face amounts of accounts payable and the promissory note included in currently liabilities approximate their respective fair values due to the short maturities of these instruments. It is not practicable to estimate the fair value of the long-term debt, which had a face value of $8,593,000 in the balance sheet at June 30, 2006. See Note 4 for a detailed description of the terms of the long-term debt.

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

Stock-Based Compensation— At June 30, 2006, the Company had stock-based employee compensation grants, which are described more fully in Note 7. The Company accounts for those grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss and on basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,
	2006	2005
Net loss as reported	$(4,704,063)	$(2,898,665)
Add: Total stock-based compensation expense included in reported net loss	376,283	31,499
Less: Total stock-based compensation expense determined under fair value based method	(1,273,694)	(229,534)
Pro forma net loss	$(5,601,474)	$(3,096,700)
Basic and diluted loss per share:
As reported	$(0.18)	$(0.12)
Pro forma	$(0.21)	$(0.13)

Effective July 1, 2006, the Company will adopt the provisions of SFAS No. 123R, Share-Based Payment. For the fiscal year ending June 30, 2007, stock-based compensation recognized in the financial statements will increase by approximately $180,000 in excess of the amount that would have previously been recognized under the provisions of APB Opinion No. 25.

Concentration of Credit Risk— The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents on deposit in excess of federally-insured limits in the aggregate amount of $1,693,336 at June 30, 2006. The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant sales. The Company incurred losses of $4,704,063 and $2,898,665 and used $3,084,013 and $2,062,190 of cash in its operating activities during the years ended June 30, 2006 and 2005, respectively. Through June 30, 2006, the Company had accumulated a deficit from inception of the development stage of $17,292,021 and at June 30, 2006, the Company had a shareholders’ deficit of $9,898,795 and a working capital deficiency of $2,682,829. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development of its packaged co-generation and power generation system for sale to the electrical power market. Although the Company has secured purchase orders for its product and has made initial shipments of its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future. During and subsequent to fiscal 2006, however, discount energy purchase agreements in connection with the Company’s cogeneration project financing arrangements have been executed for two resort locations owned by a prominent entity in the hospitality market as well as for a major store location owned by one of the largest retail companies in the country. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations, with installation and commercial operation of a number of these projects targeted for fiscal 2007. While management is confident that a number of these contract discussions will result in revenues in the near term, there can be no assurance that significant revenues, if any, will be recognized as a result of these contract discussions (see Note 8, “Cogeneration Project Financing Arrangement” for more detailed discussion).

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

NOTE 3 - OTHER ASSETS

At June 30, 2006 and 2005, other long-term assets consisted of the following:
	2006	2005
Debt issuance costs, less accumulated amortization	$303,253	$354,523
Prepaid marketing costs under independent contractor agreement	123,658	-
Intellectual property, principally patents and applications, net	75,887	68,793
Lease deposits	31,842	25,235

Total Other Assets	$534,640	$448,551

Debt issuance costs are being amortized as interest expense over the terms of the note and the bonds. Amortization of debt issuance costs for the years ended June 30, 2006 and 2005 was $81,270 and $47,281, respectively, resulting in accumulated amortization of $131,747 at June 30, 2006 ($50,477 at June 30, 2005).

The Company entered into an independent contractor agreement with an outside consultant for sales and marketing services for a term of thirty six months. Under the agreement, the Company agreed to advance the consultant $200,000 on a non-interest bearing basis, which amount is forgivable over the term of the agreement at the rate of $5,556 per month. At June 30, 2006, the Company had advanced $140,325 under the agreement and had forgiven $16,667. The advances are recorded as a long-term prepaid marketing cost and the amortization of the prepayment is recorded as marketing consulting expense. The unamortized balance of the advances under the agreement is $123,658 at June 30, 2006.

With the shipment of its initial products, the Company has commenced amortizing intellectual property as of July 1, 2004, over an estimated useful life of five years, using the straight-line method. Amortization expense for the years ended June 30, 2006 and 2005 was $21,041 and $17,198, respectively, resulting in accumulated amortization of $38,240 at June 30, 2006 and accumulated amortization of $17,198 at June 30, 2005.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROMISSORY NOTES, CONVERTIBLE BONDS, AND WARRANTS

2002 Convertible Debt - On August 14, 2002, the Company entered into a loan agreement with Calim Private Equity, LLC, or Calim PE, which was amended on December 2, 2002. The note and other rights under the agreement were assigned to two affiliated entities of Calim PE. From August 2002 through December 2002, the Company received loan advances aggregating $800,000 under a 12% secured, convertible promissory note and issued to the affiliated entities of Calim PE options to purchase 1,300,000 shares of common stock at $0.10 per share. The promissory note had a maturity date of February 1, 2003, was secured by substantially all of the assets of the Company, accrued interest at 12% per annum, payable quarterly, and was convertible into convertible bonds. The Company accrued $80,000 of loan placement fees payable to Calim PE, which amount is included in accounts payable and is past due. The placement fee is being amortized as interest expense over the term of the bonds. The Company also designated Calim PE as its exclusive placement agent if the Company were to issue convertible bonds in the future.

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

Each $1,000 bond is convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share. The warrants, when issued, will expire two years after issuance. The conversion terms of the bonds will be subject to reset annually to provide for a 20% increase in benefit to the holders. As of June 30, 2006, no reset has occurred. The Company is obligated to register the common stock underlying conversion of the bonds and exercise of the warrants.

12% Series A Convertible Bonds - Between December 4, 2003 and March 29, 2004, the Company executed promissory notes in favor of Calim Venture Partners II, LLC, or Calim VP, to borrow up to an aggregate maximum principal amount of $1,450,000, of which the Company borrowed $1,435,000. These notes were unsecured, bore interest at 12% per annum.

In April 2004, the Company entered into a Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP. Under the terms of this agreement, the Company was authorized to issue up to $2,000,000 of five-year 12% Series A Convertible Bonds, or the Series A Bonds. The Company converted all principal under outstanding promissory notes payable by the Company to Calim VP in the aggregate amount of $1,435,000 into Series A Bonds pursuant to the Bond Purchase Agreement. In addition, as of June 30, 2004, the Company had drawn an aggregate of $241,000 under the bond agreement to pay $61,000 in unpaid interest accrued under the promissory notes, to pay $80,000 in an origination fee payable to Calim BP in connection with entering into the Bond Purchase Agreement, and $100,000 for working capital. Subsequent to June 30, 2004, the Company drew the remaining $324,000 under the Series A Bonds.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the Series A Bonds are 1) the bonds are due May 1, 2009; 2) interest on the bonds accrues at 12% per annum, payable on a semiannual basis; 3) the bonds may be prepaid by the Company at any time subsequent to May 1, 2006; 4) the bonds are convertible into units, each unit comprised of one share of common stock and one warrant, with the initial conversion price of $0.40 per unit; 5) the conversion price of bonds will be subject to periodic adjustment upon the occurrence of certain events, including, but not limited to, the sale of common stock at less than the conversion price and the issuance of convertible securities with a lower conversion price; and 6) customary registration rights. The warrants to be received in the event of conversion were initially to be exercisable at $1.00 per share and have a term of two years after the date of conversion. As described below, with the Amendment of the Bond Purchase Agreement in April 2005, the conversion price of the Series A Bonds was changed from $0.40 to $0.30 per unit and the exercise price of the warrants was changed from $1.00 per share to $0.50 per share. The initial interest payment under the convertible bonds was due in October 2004 and, as of the current date, Chapeau has made no interest payments under the convertible bonds and is therefore in default under the terms of the bonds; however, Calim BP has provided the Company with a waiver of the default and the bonds are reflected as long-term liabilities.

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

12% Series B Convertible Bonds - Between August 27, 2004 and April 5, 2005, the Company executed a promissory note in favor of Calim VP, to borrow up to an aggregate maximum principal amount of $500,000, and received other advances from Calim BP, in the aggregate amount of $770,000. This note and these advances were unsecured and bore interest at 12% per annum.

In April 2005, the Company entered into a First Amendment and Supplement to the Bond Purchase Agreement with Calim BP. Under the terms of this amendment, the Company was authorized to issue up to $2,500,000 of five-year 12% Series B Convertible Bonds, or the Series B Bonds. The Company converted all principal under the outstanding promissory note payable to Calim VP and the other advances payable to Calim BP in the aggregate amount of $1,270,000 into Series B Bonds pursuant to the First Amendment and Supplement to the Bond Purchase Agreement. In addition, as of June 30, 2005, the Company had drawn an additional $150,000 and drew the remaining $1,080,000 between July and December 2005.

The terms of the Series B Bonds are 1) the bonds are due March 31, 2010; 2) interest on the bonds accrues at 12% per annum, payable on a semiannual basis; 3) the bonds may be prepaid by the Company at any time subsequent to May 1, 2007; 4) the bonds are convertible into units, each unit comprised of one share of common stock and one warrant, with the initial conversion price of $0.30 per unit; 5) the conversion price of bonds will be subject to periodic adjustment upon the occurrence of certain events, including, but not limited to, the sale of common stock at less than the conversion price and the issuance of convertible securities with a lower conversion price; and 6) customary registration rights. The warrants to be received in the event of conversion are exercisable at $0.50 per share and have a term of two years after the date of conversion. The initial interest payment under the convertible bonds was due in October 2005 and, as of the current date, Chapeau has made no interest payments under the convertible bonds and is therefore in default under the terms of the bonds; however, Calim BP has provided the Company with a waiver of the default and the bonds are reflected as long-term liabilities.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the bonds were allocated between the bonds and the valuation of the beneficial conversion option associated with the bonds. The total amount allocated to the beneficial conversion option was $19,457, has been recorded as a discount on the convertible bonds, and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through March 31, 2010, the due date of the bonds. The placement fee payable fee in the amount of $225,000 is included in accounts payable, is past due, and is being amortized as interest expense over the term of the bonds.

2006 Convertible Promissory Note - In March 2006, the Company issued a convertible promissory note in the principal amount of $3,000,000 in favor of the Gordon V. and Helen C. Smith Foundation, or the Foundation, a current shareholder of the Company. Gordon V. Smith, president of the Foundation, is a director of the Company. The note accrues interest at the rate of 12% per annum, payable quarterly commencing June 30, 2006, with the unpaid principal and accrued interest payable in full on March 10, 2009 and is secured by substantially all of the Company’s assets. Principal and accrued interest under the note are convertible by the Foundation into shares of the Company’s common stock at any time during the first year at a conversion rate of $1.25 per share. After March 10, 2007, the conversion rate will be the lower of a) 75% of the average closing price of the Company’s common stock, as quoted on the OTC Bulletin Board or other listing service or exchange, for the ninety calendar days immediately preceding the date of such conversion or b) $1.25 per share.

Under the terms of the note, among other things, the Company paid the Foundation a commitment fee in the amount of $30,000. The fee is being amortized as interest expense over the term of the note. Additionally, the Company agreed to segregate $600,000 of the proceeds of the note and restrict the use of such amount solely to pay interest when due until such time as the note has been paid in full or converted into shares of the Company’s common stock.

Note Payable under Asset Purchase Agreement - In February 2006, the Company entered into an Asset Purchase Agreement with Sierra Precision Services, LLC, or Sierra, to purchase certain business assets of Sierra. Under the Agreement, the purchase price for the business assets was $350,000, payable $50,000 at closing and $300,000 pursuant to the terms of a three-year non-interest bearing unsecured note. The $300,000 non-interest bearing note was recorded at $210,241 to reflect a 12% discount, the incremental borrowing rate of the Company. The purchased business assets were comprised principally of fabrication, assembly and test equipment to substantially augment and upgrade Chapeau’s production capabilities.

Payable to Related Party - Subsequent to receiving the final proceeds from the sale of the Series B Bonds, the Company received unsecured advances from Calim BP totaling $370,000 through June 30, 2006. These unsecured advances accrue interest at the rate of 12% per annum. The Company and Calim BP are in discussion with respect to repayment terms of the unsecured advances.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory Notes Payable - On March 31, 2003, the Company entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada. Under the terms of this agreement, the Company converted past due rent into a note payable to the landlord in the principal amount of $43,300. The note was originally due October 1, 2003, was unsecured, and bore interest at 10%. As further consideration for entering into the settlement, the Company agreed to issue the landlord 100,000 shares of common stock, valued at $31,000 ($0.31 per share), which was the market price of the stock on the date of the settlement. The value of the common shares issued was recognized as an expense. The note was extended on two occasions. As of June 30, 2005, the Company has reduced the balance of the note to $17,667 and paid the note in full during the year ended June 30, 2006.

In June 2005, the Company borrowed $200,000 under a promissory note with an individual affiliated with Calim. The note bears interest at 12% per annum, payable monthly. The note is unsecured and is payable on demand.

Total interest expense from the amortization of discount on convertible debt and debt issue costs was $210,861 and $150,471 for the years ended June 30, 2006 and 2005, respectively. Summary information regarding notes payable, bonds payable, and payable to related party for the years ended June 30, 2006 and 2005 is as follows:

	Promissory Notes, Bonds Payable, and Payable to Related Party	Unamortized Discount on Bonds and Notes Payable	Promissory Notes, Bonds, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2004	$2,540,300	$(494,280)	$2,046,020
Series A Bonds issued	324,000	(99,420)	224,580
Series B Bonds issued	1,420,000	(11,052)	1,408,948
Demand note issued	200,000	-	200,000
Payments on note to landlord	(25,633)	-	(25,633)
Amortization of discount	-	103,190	103,190
Balance at June 30, 2005	4,458,667	(501,562)	3,957,105
Series B Bonds issued	1,080,000	(8,405)	1,071,595
Issuance of convertible promissory note	3,000,000	-	3,000,000
Note issued for property and equipment	300,000	(89,759)	210,241
Proceeds from payable to related party	370,000	-	370,000
Payments on notes payable	(45,667)	-	(45,667)
Amortization of discount	-	129,591	129,591
Balance at June 30, 2006	$9,163,000	$(470,135)	$8,692,865

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable, bonds payable, and payable to related party at June 30, 2006 and 2005 are summarized as follows:

	June 30,	June 30,
	2006	2005

12% convertible bonds, due February 2008, secured by all assets of the Company	$821,000	$821,000
12% Series A Convertible Bonds, due May 2009, secured by all assets of the Company, less unamortized discount of $376,349 and $491,320, respectively	1,623,651	1,508,680
12% Series B Convertible Bonds, due March 2010, secured by all assets of the Company, less unamortized discount of $14,802 and $10,242, respectively	2,485,198	1,409,758
12% Convertible Promissory Note, due March 2009, secured by the assets of the Company	3,000,000	-
Non-interest bearing note, due January 2009, unsecured, less unamortized discount of $78,984	193,016	-
Payable to related party	370,000	-
12% note payable, due on demand, unsecured	200,000	200,000
10% note payable, due October 2005, unsecured	-	17,667
Total Notes Payable, Bonds Payable, and Payable to Related Party, less Unamortized Discount	8,692,865	3,957,105
Less amounts due within one year	570,000	217,667
Long-Term Debt	$8,122,865	$3,739,438

The future maturities of notes payable, bonds payable, and payable to related party are as follows at June 30, 2006:

Year ending June 30,
2007	$570,000
2008	821,000
2009	4,816,667
2010	2,485,198
Thereafter	-

Total	$8,692,865

NOTE 5 - COMMON STOCK

Shares Issued for Cash

In March 2005, the Company issued 1,829,268 shares of common stock at $0.41 per share in a private placement with the Gordon V. and Helen C. Smith Foundation, or the Foundation, a shareholder of the Company. Proceeds to the Company were $750,000. In connection with the private placement, the Company also issued to the Foundation warrants to acquire 1,829,268 shares of common stock, which warrants have an exercise price of $0.60 per share and expire in March 2007. The proceeds were allocated to the warrants based upon their fair value of $132,622, and the balance of the proceeds in the amount of $617,378 being allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk-free interest rate of 3.73%, expected dividend yield of 0%, expected volatility of 110% and expected lives of 2 years. The proceeds were allocated to common stock and additional paid-in capital. The president and trustee of the Foundation, Gordon V. Smith, subsequently became a director of the Company.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2006, the Company issued 200,000 shares of common stock at $0.50 per share in a private placement to an individual. Proceeds to the Company were $100,000, less a placement fee of $10,000. In connection with the sale of common stock, the Company also issued to the individual warrants to purchase 100,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire in March 2008. The proceeds were allocated to the warrants based upon their relative fair value of $16,803, and the balance of the proceeds in the amount of $73,197 being allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk-free interest rate of 4.71%, expected dividend yield of 0%, expected volatility of 120% and expected lives of 2 years. The proceeds were allocated to common stock and additional paid-in capital.

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

In January 2004, the Company issued 1,000,000 shares of its common stock pursuant to this arrangement. The shares were issued in accordance with the original Plan of Reorganization.   These shares were issued to former shareholders of Specialized, one of whom is currently an employee and former officer of the Company and another of whom was an employee of the Company at the time. The issued common shares were recorded as an addition to the purchase price of Specialized and were recorded at their fair value of $400,000, or $0.40 per share, based on the market value of the Company’s common stock on the date the shares were issued. The additional purchase price was allocated to in-process research and development and was charged to expense when the stock was issued. If additional contingently issuable common shares are issued, they will also be recorded as additional purchase price and recorded at the current market value of the common stock on the dates they become issuable. The additional purchase price will also be allocated to in-process research and development and charged to expense when recorded.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

As of June 30, 2006, the Company has operating loss carryforwards of approximately $14,000,000, of which approximately $184,000 represents the net operating losses of Specialized at the date of acquisition. The operating losses expire, if not used, from 2007 through 2026. The utilization of the pre-acquisition loss carryforwards of Specialized is dependent on the future profitable operation of Specialized under the separate return limitation rules and limitations on the carry forward of net operating losses after a change in ownership. The components of net deferred tax assets and liabilities were as follows at June 30, 2006 and 2005:

	2006	2005

Deferred tax asset - Operating loss carry forwards	$4,757,664	$3,422,126
Non-deductible accruals, allowances, depreciation and amortization	220,396	105,056
Valuation allowance	(4,978,060)	(3,527,182)

Net Deferred Tax Asset	$-	$-

The valuation allowance increased $1,450,878 and $878,486 during the years ended June 30, 2006 and 2005, respectively. The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying consolidated financial statements for the years ended June 30, 2006 and 2005:
	2006	2005

Income tax (benefit) at statutory rate	$(1,599,381)	$(985,546)
Amortization of deferred compensation from stock option grants	127,936	10,710
Non-deductible interest from amortization of discount on convertible promissory notes	44,061	35,085
Expiration of net operating loss carryforwards	116	61,378
Other non-deductible expenses	5,394	1,429
Other adjustments	(29,004)	(1,542)
Change in valuation allowance	1,450,878	878,486
Income Tax Expense	$-	$-

NOTE 7 - STOCK OPTIONS AND WARRANTS

During the years ended June 30, 2006 and 2005, the Company granted options to certain members of the board of directors, management, employees and consultants to acquire an aggregate of 7,132,700 and 305,000 shares of common stock, respectively. These options are exercisable at prices ranging from $0.25 to $1.20 per share. Certain of the options were fully vested upon grant and the balance have vesting terms of up to three years. Then options expire from five to ten years after the grant date.

A summary of the status of the options granted at June 30, 2006 and 2005, and changes during the years then ended is presented in the following table:

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30,
	2006		2005
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at the beginning of the year	4,355,000	$0.55	5,050,000	$0.54
Granted	7,132,700	$0.35	305,000	$0.32
Expired	(555,000)	$1.55	(1,000,000)	$0.53
Outstanding at the end of the year	10,932,700	$0.36	4,355,000	$0.53
Exercisable at the end of the year	8,168,343	$0.31	3,860,632	$0.55

The weighted-average fair values of options granted during the years ended June 30, 2006 and 2005 were $0.31 and $0.23, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option-Pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2006 and 2005, respectively: risk free interest rates of 4.49% and 3.72%; expected dividend yields of zero for both years; expected lives of 9.9 and 5.1 years; and expected volatility of 136% and 143%; respectively. The following table summarizes information about the stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.25 - $0.39	9,382,700	6.84 years	$0.26	7,746,760	$0.26
$0.50 - $1.20	1,350,000	9.16 years	$0.82	221,583	$0.80
$2.00	200,000	0.63 years	$2.00	200,000	$2.00
$0.25 - $2.00	10,932,700	7.01 years	$0.36	8,168,343	$0.31

During the year ended June 30, 2006, the Company issued warrants to acquire 100,000 shares of common stock (see Note 5). These warrants have an exercise price of $1.25 per share. These warrants were fully vested upon issuance and expire in March 2008. During the year ended June 30, 2005, the Company issued warrants to acquire 1,829,268 shares of common stock (see Note 5). These warrants have an exercise price $0.60 per share. These warrants vested immediately and expire in March 2007.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the warrants at June 30, 2006 is presented in the following table:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants Outstanding and Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.10	1,300,000	1.19 years	$0.10
$0.50 - $0.60	7,745,936	1.67 years	$0.53
$1.25	100,000	1.67 years	$1.25
$0.10 - $1.25	9,145,936	1.60 years	$0.48

NOTE 8 - COMMITMENTS, CONTINGENT LIABILITIES AND ACCRUED SETTLEMENT OBLIGATIONS

Employment Agreements—The Company has employment agreements with nine employees. The agreements provide for employment terms of up to three years from the date of employment. The agreement of the Chief Executive Officer had an initial term of three years, but thereafter renews automatically for additional one-year terms, unless terminated by either party. Generally, if the employee’s employment is terminated for any reason other than voluntary termination or termination for cause prior to the end of the term of the agreement, the employee will be paid severance compensation equal to the amount of the remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

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

The agreement has an initial term ending June 30, 2003, with automatic renewals for successive one-year periods unless terminated in writing by either party. For each of the years ended June 30, 2006 and 2005, Calim PE earned advisory fees of $120,000. At June 30, 2006, the Company has an account payable to Calim PE and related entities of approximately $937,000 for unpaid advisory fees, legal fees, and placement costs.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cogeneration Project Financing Arrangement - In August 2003, the Company entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to the Company. Instead, under the agreement, Calim PE, through Calim-BPEP I, which subsequently became Bluepoint Energy Partners, LLC, a recently-formed Calim PE managed entity, intends to invest in cogeneration projects that will provide energy for third party users under energy purchase agreements generated by the Company. The financing agreement with Calim PE will allow potential customers with the ability to utilize the Company’s cogeneration systems through energy purchase agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. If installation sites are completed, Bluepoint Energy Partners, LLC will have all risks and rewards related to any energy purchase agreements it enters with potential customers. The Company will have no obligation to repurchase any cogeneration units sold to Bluepoint Energy Partners, LLC.

For cogeneration projects funded in connection with the financing agreement, Bluepoint Energy Partners, LLC will purchase requisite cogeneration systems from the Company and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs. Bluepoint Energy Partners, LLC will also enter into an energy purchase agreement with the end user at the site for the sale to the end user of electricity generated by such system. If any system installations occur, the Company will receive, under the financing agreement, a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Bluepoint Energy Partners, LLC. The financing agreement further provides for revenue sharing arrangements between the Company and Bluepoint Energy Partners, LLC based upon 25% of net cash flows after Bluepoint Energy Partners, LLC has received a payout of 100% of its investment at the respective user site.

The agreement originally gave Bluepoint Energy Partners, LLC the right to transfer its interest in a particular site project to the Company in exchange for the Company’s common stock at a per share exchange price of $3.00 for a period of ten years from the date of the agreement; provided, however, that at any time after the fifth year the Company could demand that Bluepoint Energy Partners, LLC transfer its interest in a particular site project to the Company or forego its right to later exchange its interest in such site project to the Company for our common stock.  As a result of this conversion right, Bluepoint Energy Partners, LLC would have been be a variable interest entity with respect to Chapeau and its operations and balances would have been consolidated into the financial statements of the Company upon the sale of any cogeneration systems to Bluepoint Energy Partners, LLC. In August 2005, however, the agreement was amended and, among other things, eliminated Bluepoint Energy Partners, LLC’s right to transfer its interest in a particular site project. As a consequence of this amendment, Bluepoint Energy Partners, LLC is no longer considered a variable interest entity with respect to Chapeau.

Operating Leases— On February 1, 2006, the Company entered into a lease agreement for new facilities and relocated its Nevada operation to Mound House, Nevada. The new premises include approximately 45,028 square feet. The lease agreement has a term of three years with an option to extend the lease for an additional two years. The initial lease payment is $20,195 per month, and has annual increases up to $21,302 in the third year of the lease. The Company also leases office space in El Dorado Hills, California. The California lease provides for monthly lease payments of $5,118 (increasing to $5,426 by the last year of the lease) through 2008. Future minimum lease commitments required under these operating leases are as follows:

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ending June 30,
2007	$240,541
2008	247,949
2009	145,434
Thereafter	-
Total	$633,924

Lease and rental expense, net of sublease income and amortization of initial free rent credit on a previous lease, charged to operations were $273,902 and $161,683 for the years ended June 30, 2006 and 2005, respectively.

Contingent Liabilities and Accrued Settlement Obligations— In June 2003, Chapeau was named as a defendant in U.S. Power Corp. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the United States District Court for the Southern District of New York. This matter involved an alleged breach of contract by Chapeau in the approximate amount of $295,780, which amount represents U.S. Power Corporation’s deposit paid to the Company to purchase equipment and was recorded as a current liability in customer deposits at March 31, 2005. U.S. Power Corporation also claimed other damages in an undetermined amount. In April 2005, the Company and U.S. Power Corporation entered into a Settlement Agreement and Release in connection with this case whereby, among other things, the Company repaid to U.S. Power Corporation $150,000 of U.S. Power Corporation’s deposit in exchange for U.S. Power Corporation’s dismissal of the case and release of all claims related thereto. The settlement was filed with the court in June 2005. As a consequence of this settlement, Chapeau recorded $145,780 as nonoperating income during the year ended June 30, 2005.

In February 2005, Chapeau was named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange. The matter relates to a joint venture between the Company and Independent Energy Services, Inc. (“IES”), involving the development of a cogeneration demonstration project.  IES sought the return of a deposit in the amount of $228,500 that was transferred to the Company in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, the Company entered into a Settlement Agreement with IES in connection with this case whereby, among other things, the Company would repay the full deposit of $228,500 in exchange for IES’s dismissal of the case and release of all claims related thereto. The Company recorded IES’s transfer in the amount of $228,500 on its balance sheet as a current liability in customer deposits at June 30, 2005. Subsequent to the filing of this action, the Company secured funding for the related cogeneration demonstration project through its financing arrangement with Calim Private Equity, LLC (see “Cogeneration Project Financing Arrangements” referenced above). The full repayment of IES’s deposit was made from proceeds from the sale of the Company’s products in connection with this project. The final payment under the Settlement Agreement with IES was made in January 2006 and the case was dismissed pursuant to the Settlement Agreement.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, the Company was named as a defendant in an action filed in the Second Judicial District Court of the State of Nevada, County of Washoe. The action was filed by the Company’s landlord in connection with its leased facilities in Sparks, Nevada and asserted claims for, among other things, monthly rental payments in arrears under the lease and certain other claims, the aggregate amount of which other claims were asserted in an amount to be proven. In March, 2006, the parties entered into a settlement agreement in connection with this case whereby, among other things, the Company would immediately pay all amounts in arrears and continue to make monthly rental payments under the lease through its term ending on May 31, 2006 in exchange for the landlord’s dismissal of the case and release of all claims related thereto. All payments have been made in accordance with the terms of the settlement agreement, and the Company is awaiting formal notification of dismissal from the court.

NOTE 9 - CASUALTY LOSS

In February 2004, one of the Company’s cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility. While the Company was not a party to the related repair activities, the Company supplied a replacement system and returned the damaged system to the Company’s manufacturing facilities for diagnostic evaluation. The Company recorded $125,000 as a casualty loss (included in research and development expense) in connection with this event, most of which represents the estimated full repair and/or replacement cost of the damaged system. In January 2005, as plaintiff, the Company initiated a lawsuit in Chapeau, Inc. d/b/a BluePoint Energy, Inc. v. Gammill Electric, Inc. and Able Crane Service, Inc. in the Superior Court of State of California, County of Placer. In May 2006, the Company agreed to settle the matter for the aggregate amount of $115,000 which has been paid to the Company by the defendants, the settlement agreement for which was subsequently executed and a mutual release filed with the court in June 2006. These proceeds were recorded to offset legal expenses incurred in connection with this action

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2006 and 2005, the Company had the following noncash investing and financing transactions:

1.
In February 2006, the Company entered into an Asset Purchase Agreement to purchase certain business assets. The purchase was partially paid by the issuance of a three-year non-interest bearing note with a face amount of $300,000, which was recorded at $210,241 to reflect a 12% discount.

2.
In April 2005, a promissory note in the amount of $500,000 and unsecured advances in the aggregate amount of $770,000 were refinanced through the issuance of $1,270,000 of convertible bonds. Bond issuance costs of $325,000 related to both series of convertible bonds were incurred and recorded in accounts payable.

Cash paid for interest expense was $2,785 and $16,779 during the years ended June 30, 2006 and 2005, respectively.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS (unaudited)

Subsequent to June 30, 2006, the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $1,500,000 in favor of an individual (the “Noteholder”). To date, the Company has issued convertible promissory notes in the aggregate principal amount of $1,353,225. Each note accrues interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full three years from the date of issue and is secured by substantially all of the Company’s assets. Principal and accrued interest under each note is convertible by the Noteholder into shares of the Company’s common stock at any time during the first year at a conversion rate of $1.25 per share. After the first year, the conversion rate will be the lower of a) 75% of the average closing price of the Company’s common stock, as quoted on the OTC Bulletin Board or other listing service or exchange, for the ninety calendar days immediately preceding the date of such conversion or b) $1.25 per share.

Under the terms of each note, among other things, the Company agreed to segregate an amount equal to 20% of the proceeds of the note and restrict the use of such amount solely to pay interest when due until such time as the note has been paid in full or converted into shares of the Company’s common stock.

Also subsequent to June 30, 2006, the Company entered into an employment agreement with Steven C. Lagorio to serve as the Company’s Chief Financial Officer. Among other things, the agreement provides for aggregate annual compensation of $150,000 and an employment term of two years. Under the agreement, if Mr. Lagorio’s employment is terminated for any reason other than voluntary termination or termination for cause prior to the end of the term of the agreement, the Company will pay to Mr. Lagorio severance compensation equal to the amount of remaining compensation from the date of termination of his employment with the Company through the remaining term of his employment agreement.