Form 10QSB
period 2006-09-30
CHAPEAU INC
filed 2006-11-14
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ___      No   X

As of November 8, 2006, the Issuer had 26,201,308 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ___      No   X

CHAPEAU, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of September 30, 2006 and June 30, 2006 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2006 and 2005, and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2006, together with unaudited condensed notes thereto. In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2006, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS

Current Assets
Cash and cash equivalents	$695,507	$1,170,604
Restricted cash	758,645	600,000
Accounts receivable, net of allowance for doubtful accounts of $24,000	42,616	60,472
Inventory	1,267,654	1,004,926
Deposits on inventory	61,546	42,477
Other current assets	45,094	46,746
Total Current Assets	2,871,062	2,925,225

Property and Equipment, net of accumulated depreciation	382,290	372,259

Other Assets, net	549,486	534,640

Total Assets	$3,802,838	$3,832,124

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,769,460	$1,745,966
Accrued liabilities	2,635,922	2,388,674
Customer deposits	771,097	903,414
Payable to related party	370,000	370,000
Promissory note	200,000	200,000
Total Current Liabilities	5,746,479	5,608,054

Long- Term Liabilities
Long-term debt, less unamortized discount	9,412,733	8,122,865

Total Liabilities	15,159,212	13,730,919

Commitments and contingent liabilities	-	-

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized;none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 26,201,308 shares issued and outstanding	26,201	26,201
Additional paid-in capital	7,881,790	8,282,825
Deferred compensation	-	(656,427)
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(19,004,992)	(17,292,021)
Total Shareholders' Deficit	(11,356,374)	(9,898,795)

Total Liabilities and Shareholders' Deficit	$3,802,838	$3,832,124

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the period from February 3, 2000 (date of inception of the development stage) through
	September 30,		September 30,
	2006	2005	2006

Revenue:
Sales	$248,500	$-	$1,026,740
Other	35,060	-	145,732
Total revenue	283,560	-	1,172,472

Cost of revenue:
Sales	146,028	-	717,096
Other	28,398	-	88,489
Total cost of revenue	174,426	-	805,585

Gross margin	109,134	-	366,887

Selling, general and administrative expense	983,076	443,705	10,603,204
Research and development expense	333,881	97,743	3,320,668
Share-based compensation	147,133	6,431	978,931
Write off of intangible assets	-	-	318,531
Write off of note receivable	-	-	57,330
In-process research and development acquired	-	-	776,624

	1,464,090	547,879	16,055,288

Loss from operations	(1,354,956)	(547,879)	(15,688,401)

Interest income	16,228	-	115,612
Forfeiture of customer deposit	-	-	145,780
Interest expense	(306,886)	(147,890)	(1,954,299)
Interest expense from amortization of discount on convertible debt and debt issues costs	(67,357)	(48,733)	(1,623,684)

Net Loss	$(1,712,971)	$(744,502)	$(19,004,992)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.03)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,201,308	26,001,308

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		For the period from February 3, 2000 (date of inception of the development stage) through
	September 30,		September 30,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(1,712,971)	$(744,502)	$(19,004,992)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Rent paid with common stock	-	-	31,000
Amortization of discount on convertible promissory notes and debt issue costs	67,357	48,733	1,623,684
Share-based compensation	147,133	6,431	978,931
Depreciation and amortization	33,057	14,143	365,056
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	17,856	17,525	(42,616)
Inventories and related deposits	(281,797)	(152,838)	(1,329,200)
Other current assets	1,652	3,345	(41,926)
Other assets	(43,007)	(10,416)	(312,635)
Accounts payable	23,494	(10,345)	1,512,482
Accrued liabilities	247,248	41,372	2,770,695
Customer deposits	(132,317)	340,745	771,097
Net Cash Used In Operating Activities	(1,632,295)	(445,807)	(11,457,857)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(37,382)	(17,675)	(372,691)
Proceeds from disposition of property and equipment	-	-	27,469
Net Cash Used In Investing Activities	(37,382)	(17,675)	(702,998)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	3,027,285
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features, warrants and common stock	1,353,225	550,000	10,542,225
Increase in cash restricted for the purpose of paying interest on notes payable	(158,645)	-	(758,645)
Proceeds from payable to related party	-	-	370,000
Payment of principal on note payable	-	(9,518)	(71,300)
Payment of capitalized lease obligations	-	(2,223)	(42,198)
Debt issue costs	-	-	(211,005)
Net Cash Provided By Financing Activities	1,194,580	538,259	12,856,362
Net Increase (Decrease) In Cash and Cash Equivalents	(475,097)	74,777	695,507
Cash and Cash Equivalents At Beginning Of Period	1,170,604	530,598	-
Cash and Cash Equivalents At End Of Period	$695,507	$605,375	$695,507

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(A) Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations— Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001. From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems. During the period since December 31, 2003, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments. Chapeau continues to be considered a development stage company due principally to the lack of significant sales. During the year ended June 30, 2006 and subsequent thereto, however, discount energy purchase agreements in connection with the Company’s cogeneration project financing arrangements have been executed for two resort locations owned by a prominent entity in the hospitality market as well as for a major store location owned by one of the largest retail companies in the country. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. Installation and commercial operation of a number of these projects are targeted for the year ending June 30, 2007. With the anticipated revenue recognition from these transactions during fiscal 2007, the Company would no longer be considered to be in the development stage (see Item 2 - Management’s Discussion and Analysis or Plan or Operations, “Cogeneration Project Financing Arrangements” for more detailed discussion). Since inception of the development stage through commercialization, the major activities of the Company have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2006 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2006, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2006, its consolidated results of operations and cash flows for the three months ended September 30, 2006 and 2005, for the period from February 3, 2000 (date of inception of the development stage), through September 30, 2006.

The results of operations for the three months ended September 30, 2006, may not be indicative of the results that may be expected for the year ending June 30, 2007.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Business Condition - The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant sales. The Company incurred losses of $1,712,971 and $744,502 during the three-month periods ended September 30, 2006 and 2005, respectively, and used $1,632,295 and $445,807 of cash in its operating activities during the three-month periods ended September 30, 2006 and 2005, respectively. Through September 30, 2006, the Company has accumulated a deficit during the development stage of $19,004,992 and at September 30, 2006, the Company has a shareholders’ deficit of $11,356,374 and a working capital deficit of $2,875,417. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development of its packaged co-generation and power generation system for sale to the electrical power market. Although the Company has secured purchase orders for its product and has made initial shipments of its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future. During and subsequent to the year ended June 30, 2006, however, discount energy purchase agreements in connection with the Company’s cogeneration project financing arrangements have been executed for two resort locations owned by a prominent entity in the hospitality market as well as for a major store location owned by one of the largest retail companies in the country. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations, with installation and commercial operation of a number of these projects targeted for the year ended June 30, 2007. While management is confident that a number of these contract discussions will result in revenue in the near term, there can be no assurance that significant revenue, if any, will be recognized as a result of these contract discussions (see Item 2 - Management’s Discussion and Analysis or Plan or Operations, “Cogeneration Project Financing Arrangements” for a more detailed discussion).

To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by selling its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

(B) Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and bonds, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 66,208,430 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at September 30, 2006. None of the 51,014,818 shares of common stock issuable upon conversion of debt, exercise of options of warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at September 30, 2005.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(C) Financing

12% Convertible Promissory Notes - During the three-month period ended September 30, 2006, the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $1,500,000 in favor of an individual (the “Noteholder”). During the three months ended September 30, 2006, the Company issued convertible promissory notes in the aggregate principal amount of $1,353,225. Subsequent to September 30, 2006, the Company issued the remaining convertible promissory note in the principal amount of $146,775.

Each note accrues interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full three years from the date of issue, and is secured by substantially all of the Company’s assets. Principal and accrued interest under each note is convertible by the Noteholder into shares of the Company’s common stock at any time during the first year at a conversion rate of $1.25 per share. After the first year, the conversion rate will be the lower of a) 75% of the average closing price of the Company’s common stock, as quoted on the OTC Bulletin Board or other listing service or exchange, for the ninety calendar days immediately preceding the date of such conversion or b) $1.25 per share.

Under the terms of each note, among other things, the Company agreed to segregate an amount equal to 20% of the proceeds of the note and restrict the use of such amount solely to pay interest when due until such time as the note has been paid in full or converted into shares of the Company’s common stock.

The proceeds from the notes were allocated between the notes and the valuation of the beneficial conversion option associated with the notes. The total amount allocated to the beneficial conversion option is $108,258. This amount has been recorded as a discount on the convertible notes and is being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through the maturity dates of the notes.

Summary information regarding notes payable, bonds payable, and payable to related party for the three months ended September 30, 2006 is as follows:

	Promissory Notes, Bonds Payable, and Payable to Related Party	Unamortized Discount on Bonds and Notes Payable	Promissory Notes, Bonds, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2006	$9,163,000	$(470,135)	$8,692,865
Issuance of notes	1,353,225	(108,258)	1,244,967
Amortization of discount	-	44,901	44,901
Balance at September 30, 2006	$10,516,225	$(533,492)	$9,982,733

Total interest expense from the amortization of discount on all convertible debt and all debt issue costs was $67,357 and $48,733 for the three months ended September 30, 2006 and 2005, respectively.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Notes payable, bonds payable, and payable to related party at September 30, 2006 and June 30, 2006 are summarized as follows:

	September 30,	June 30,
	2006	2006
12% convertible bonds, due February 2008, secured by all assets of the Company	$821,000	$821,000
12% Series A Convertible Bonds, due May 2009, secured by all assets of the Company, less unamortized discount of $346,013 and $376,349, respectively	1,653,987	1,623,651
12% Series B Convertible Bonds, due March 2010, secured by all assets of the Company, less unamortized discount of $13,832 and $14,802, respectively	2,486,168	2,485,198
12% Convertible Promissory Note, due March 2009, secured by the assets of the Company	3,000,000	3,000,000
12% Convertible Promissory Notes, due July and August 2009, secured by the assets of the Company, less unamortized discount of $101,348	1,251,877	-
Non-interest bearing note, due January 2009, unsecured, less unamortized discount of $72,299 and $78,984, respectively	199,701	193,016
Payable to related party	370,000	370,000
12% note payable, due on demand, unsecured	200,000	200,000
Total Notes Payable, Bonds Payable, and Payable to Related Party, less Unamortized Discount	9,982,733	8,692,865
Less amounts due within one year	570,000	570,000
Long-Term Debt	$9,412,733	$8,122,865

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

(D) Share-Based Compensation

Effective July 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2006, the Company reported compensation expense of $147,133 related to stock options.

For options granted subsequent to the adoption date of SFAS 123R on July 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. During the three months ended September 30, 2006 and 2005, the Company granted options to acquire 1,700,000 shares and 200,000 shares of the Company’s common stock, respectively. The weighted average fair values of stock options at the date of grant during the three months ended September 30, 2006 and 2005 were $1.28 and $0.20, respectively.

The following are the weighted-average assumptions used for options granted during the three months ended September 30, 2006 and 2005:

	2006	2005

Risk free interest rate	5.01%	4.23%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	130%	140%

The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company's anticipated cash dividend over the expected life of the stock options.

A summary of stock option activity for the three months ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at July 1, 2006	10,932,700	$0.36
Granted	1,700,000	1.32

Outstanding at September 30, 2006	12,632,700	$0.49	7.2 years	$15,562,779

Exercisable at September 30, 2006	8,451,016	$0.32	6.1 years	$11,876,449

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

As of September 30, 2006, there was approximately $3.1 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years, including approximately $1.0 million of unrecognized compensation for options granted with a performance requirement (related to sales orders or shipments), which precedes the commencement of the service requirement (vesting period). The Company has not concluded that the achievement of the performance requirement is probable, and accordingly has not commenced recognizing the corresponding compensation.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and made pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation.”. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for the three- month period ended September 30, 2005, as indicated below:

Net loss as reported	$(744,502)

Add: Total stock-based compensation expense included in reported net loss	6,431

Less: Total stock-based compensation expense determined under fair value based method	(24,975)
Pro forma net loss	$(763,046)
Basic and diluted loss per share:
As reported	$(0.03)
Pro forma	$(0.03)

(E) Commitments and Contingent Liabilities

Contingent liabilities

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

Commitments

Effective July 1, 2006, the Company entered into an employment agreement with Steven C. Lagorio to serve as the Company’s Chief Financial Officer. Among other things, the agreement provides for aggregate annual compensation of $150,000 and an employment term of two years. Under the agreement, if Mr. Lagorio’s employment is terminated for any reason other than voluntary termination or termination for cause prior to the end of the term of the agreement, the Company will pay to Mr. Lagorio severance compensation equal to the amount of remaining compensation from the date of termination of his employment with the Company through the remaining term of his employment agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis and Risk Factors set forth in Chapeau’s Form 10-KSB for the fiscal year ended June 30, 2006. As used herein, “Chapeau,” “we,” “our,” “us” and the like refer to Chapeau, Inc.

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

These risks include the viability of the planned market penetration that we intend to make, our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current and future cost structure. Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

Risk factors

The material risks that we believe are faced by Chapeau as of the date of this report on Form 10-KSB are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Chapeau.

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured initial orders from customers and commenced commercial product delivery, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term. We expect our expenses to continue to grow as we attempt to sell a significant number of systems. Although we received some funding during  the years ending June 30, 2006 and 2007, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us. If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2006 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future. During this past fiscal quarter, Chapeau sustained a loss of approximately $1.7 million and, as of September 30, 2006 had an accumulated deficit of approximately $19.3 million. Without significant product sales and/or additional funding, we will not be able to continue business operations.

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

Many of our potential customers may request or require financing in connection with energy service agreements and our inability to provide access to such financing may adversely impact our financial results. As discussed in further detail below in the section entitled “Cogeneration Project Financing Arrangements,” we have entered into an agreement with Calim Private Equity, LLC, or Calim, whereby Calim intends to invest in cogeneration projects that will provide energy for end-users under energy service agreements generated by us. Calim has the sole discretion to choose to finance or not to finance any particular project under this arrangement. We do not have a similar arrangement with an alternative party in the event that Calim chooses not to participate in a particular project under this agreement and, in such event, we would attempt to find a replacement party, although we can provide no assurances that such replacement party would be available at all or would be willing to participate on terms acceptable to us. If such financing is not available, our sales efforts and financial results will be adversely affected.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock. As a result of various transactions previously entered by us, as of September 30, 2006, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 66 million shares of common stock. This represents significant additional potential dilution for our existing shareholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares.

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

Overview

Chapeau was incorporated in September 1985, prior operations were discontinued in May 1989 and was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, Chapeau acquired Specialized in April 2001. Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is therefore considered to be in the development stage. During and subsequent to fiscal 2006, however, discount energy purchase agreements in connection with our cogeneration project financing arrangements have been executed for two resort locations owned by a prominent entity in the hospitality market as well as for a major store location owned by one of the largest retail companies in the country. In addition, we are in advanced contract discussions with these and other significant entities for multiple projects at similar locations. Installation and commercial operation of a number of these projects are targeted for the upcoming year. With the anticipated revenue recognition from these transactions during fiscal 2007, we will no longer be considered to be in the development stage. Since inception of the development stage through commercialization, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

Operations

We have been in the development stage since February 3, 2000. From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems. Subsequent to December 31, 2003, we shipped and recognized revenue from the sale of our first five commercial power generation systems, including revenue recognized during the quarter ended March 31, 2006 from a system sale in connection with a project at the Embassy Suites Hotel of Santa Ana, California. The Embassy Suites Hotel is the initial Showcase Center installation as a direct consequence of our Joint Strategic Agreement with Southern California Gas Company discussed in further detail elsewhere in this 10-QSB as well as the first project financed pursuant to the arrangements discussed in further detail below in the section entitled “Cogeneration Project Financing Arrangements.” We currently continue to be considered a development stage company due to the absence of significant sales.

For the period from February 3, 2000 through September 30, 2006, we incurred selling, general and administrative expenses of $10,603,204 and research and development costs of $3,320,668. We incurred selling, general and administrative expenses in the amounts of $983,076 and $443,705 for the three months ended September 30, 2006 and 2005. Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, contract services and consulting services. We also incurred research and development costs of $333,881 and $97,743 for the three months ended September 30, 2006 and 2005, respectively. Research and development expenses principally consist of employee compensation, materials and supplies, and outside service costs.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations. In most cases, the common stock, notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and beneficial conversion features. Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds. This discount, along with note and bond issuance costs, have been and are being amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.” These charges totaled $67,357 and $48,733 for the three months ended September 30, 2006 and 2005, respectively. Additionally, interest expense of $306,886 and $147,890 for the three months ended September 30, 2006 and 2005, respectively was incurred on promissory notes and convertible bonds.

At September 30, 2006, we had current assets of $2,871,062 and current liabilities of $5,746,479 resulting in a working capital deficit of $2,875,417. Current assets principally include cash, inventories of engines and related components for systems being assembled, and deposits towards the purchase of inventories. Current liabilities principally include accounts payable, accrued interest, accrued wages and related payroll tax liabilities, customer deposits, promissory notes and payables to related parties.

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

Our first generation CHP system is referred to as “Lean-One® CHP Module” for its lean burn configuration and characteristics and employs our SC-EGR® system, a proprietary emission process utilizing our super-cooled exhaust gas recirculation technology. Initial and subsequent independent emissions testing have yielded very favorable results, both in our manufacturing testing facilities and in the field. We developed our SC-EGR® system and emission process to enable our products to meet and exceed the most stringent air quality management district standards in the U.S. market while maintaining the characteristics of lean burn engine technology, thereby producing high engine efficiencies and longer engine life. To that end, independent testing of the Lean-One® CHP Module was performed by Best Environmental, a California Air Resources Board certified laboratory, at our production facility in Nevada during the fourth quarter of fiscal 2002 and again in the first quarter of fiscal 2003. Best Environmental reconfirmed in the latter test that the Lean-One® CHP Module exceeded the requirements of the South Coast Air Quality Management District, or SCAQMD, the most restrictive air containment zone in the United States.

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

In our continuing efforts to improve and expand our product and service offerings while maintaining the lowest emission requirements for the use of reciprocating engines, we are currently developing CHP and combined cooling, heat and power or CCHP modules employing rich-burn, natural gas fired, reciprocating engines utilizing 3-way catalyst emissions technologies developed and enhanced by applying techniques, know-how, and other intellectual properties employed in our SC-EGR® methodologies. Concurrent with these efforts, we are also developing a line of continuous duty diesel-fuelled CHP and CCHP modules to address specific market demands, including those in certain regional sectors. Our complete line of product and service offerings are currently marketed under the brand EnviroGen™. The name EnviroGen™ is intended to emphasize our commitment to both distributed generation and the highest standards of environmental responsibility worldwide. We intend to continue evaluating alternative prime movers and other critical components that would be suitable for use in our products going forward while maintaining our emphasis on supplying the cleanest and most efficient products possible and as mandated by the strictest emission standards worldwide.

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

In addition to our patent portfolio, we are proactive in the protection of our branded product and services names, both in the United States and in foreign jurisdictions.  Through trademark registration, we are attempting to achieve brand name recognition in the marketplace.  In that connection, we have registered marks for “LEAN ONE,” “BPE,” “ULTRA-LEAN-ULTRA CLEAN,” “SC-EGR,” and “COGENERATION FOR THE NEXT GENERATION” in the United States. “LEAN ONE” and “BPE” are registered in the European Economic Community.   The trademark applications for “ICHM,” “ENVIROGEN,” and “ECOGEN” are pending in the U.S. Trademark and Patent Office.

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

Liquidity and Sources of Financing

We are currently negotiating for sales and discount energy purchase agreements, or DEPAs, for our CHP and CCHP modules with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets. In addition, we are currently discussing potentially significant sales, DEPA opportunities, and joint venture and other strategic relationships with a number of companies and entities internationally. As discussed in further detail herein, we have secured orders from customers for the purchase of our EnviroGen™ CHP Modules and have made commercial product deliveries against certain of those orders. The contemplated cash collections from these orders will enable us to meet certain of our cash needs, however, additional funding will be required for us to continue as an on-going concern over the next 12 months, absent our receipt of sufficient purchase orders from customers and associated cash deposits.

In March 2006, we executed a note in favor of a current shareholder in the amount of $3,000,000 for proceeds received under the note. The note bears interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on March 10, 2009. As discussed in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-QSB, principal and unpaid accrued interest under the note are convertible into shares of Chapeau common stock at any time in accordance with the terms of the note. Also in March 2006, we completed a private placement of common stock generating $90,000 in net proceeds. During and subsequent to the most recent quarter ended September 30, 2006, as also discussed in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-QSB, we executed convertible promissory notes in favor of an individual in the aggregate amount of $1,500,000 for proceeds received under the notes. The notes bear interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on that date which is three years from the issue date.

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

In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals. In that regard, during the recent quarter ended September 30, 2006, we delivered and recognized revenue from the sale of one of our CHP Modules in connection with a project at the Frank Hagel United States Federal Building in Northern California, which houses the Western Region Headquarters of the United States Social Security Administration.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions with employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R was effective for Chapeau beginning July 1, 2006 and required that Chapeau account for share-based compensation transactions with employees using a fair value-based method and recognized as expense in the statement of operations. At July 1, 2006, there was approximately $430,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years. Under the fair value-based accounting required by SFAS 123R, share-based compensation for the three months ended September 30, 2006 was approximately $58,000 higher than would have been reported under the previous accounting standard.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We do not expect the adoption of FIN 48 to have a material effect on our financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 to have a material impact on our financial reporting and disclosures.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2006, we were named as a defendant in an action filed in the Second Judicial District Court of the State of Nevada, County of Washoe. The action was filed by our landlord in connection with our leased facilities in Sparks, Nevada and asserted claims for, among other things, monthly rental payments in arrears under the lease and certain other claims, the aggregate amount of which other claims were asserted in an amount to be proven. In March, 2006, we entered into a settlement agreement in connection with this case whereby, among other things, we would immediately pay all amounts in arrears and continue to make monthly rental payments under the lease through its term ending on May 31, 2006 in exchange for the landlord’s dismissal of the case and release of all claims related thereto. All payments have been made in accordance with the terms of the settlement agreement, and we are awaiting formal notification of dismissal from the court.

To the best of our knowledge, there are no material proceedings pending or threatened to which any director, officer or affiliate of Chapeau or any owner of record or beneficially of more than five percent of any class of voting securities of Chapeau is a party adverse to Chapeau or has a material interest adverse to Chapeau.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, Chapeau granted options to employees and independent contractors to acquire 1,700,000 shares of common stock with an exercise prices ranging from $1.28 to $1.40 per share, and an expiration date of ten years.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Chapeau has not made any interest payments or paid the loan placement fee due under a loan agreement entered into by Chapeau in August 2002 with Calim PE, as amended in December 2002. Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the loan agreement and related note into convertible bonds, subject to certain other note holders also converting their respective notes into equity, which occurred in February 2003. During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds. The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.  Chapeau has not made any interest payments due under the convertible bonds and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $451,000 are included in current liabilities at September 30, 2006.

Chapeau has made no interest payments as required under a Series A bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Accrued interest under the agreement in the aggregate amount of approximately $585,000 is included in current liabilities at September 30, 2006.

Chapeau has made no interest payments as required under a Series B bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided the Company with a waiver of this default and the bonds are reflected as long-term liabilities. Accrued interest under the agreement in the aggregate amount of approximately $384,000 is included in current liabilities at September 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10.1)	Employment Agreement - Ronald K. Rinehart	This filing

2	(31.1)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification by Chief Executive Officer	This filing

3	(31.2)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification by Chief Financial Officer	This filing

4	(32.1)	Section 1350 Certification by Chief Executive Officer	This filing

5	(32.2)	Section 1350 Certification by Chief Financial Officer	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated: November 14, 2006	By	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer
(Principal Executive Officer)