Form 10QSB
period 2006-12-31
CHAPEAU INC
filed 2007-02-14
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ___________________

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

Yes      X         No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ____     No     X

As of February 9, 2007, the Issuer had 31,866,104 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ____     No     X

CHAPEAU, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of December 31, 2006 and June 30, 2006 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2006 and 2005, and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2006, and unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2006 and 2005 and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2006, together with unaudited condensed notes thereto. In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2006, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS

Current Assets
Cash and cash equivalents	$583,444	$1,170,604
Restricted cash	-	600,000
Accounts receivable, net of allowance for doubtful accounts of $24,000	54,818	60,472
Inventory	1,510,719	1,004,926
Deposits on inventory	15,098	42,477
Other current assets	139,847	46,746
Total Current Assets	2,303,926	2,925,225

Property and Equipment, net of accumulated depreciation	376,662	372,259

Other Assets, net	505,951	534,640

Total Assets	$3,186,539	$3,832,124

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$2,077,842	$1,745,966
Accrued liabilities	3,071,114	2,388,674
Customer deposits	700,349	903,414
Payable to related party	370,000	370,000
Promissory notes	700,000	200,000
Current maturities of long-term debt	147,071	-
Total Current Liabilities	7,066,376	5,608,054

Long- Term Liabilities
Long-term debt, less unamortized discount and current maturities	5,489,498	8,122,865

Total Liabilities	12,555,874	13,730,919

Commitments and contingent liabilities	-	-

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 30,461,246 shares and 26,201,308 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	30,461	26,201
Additional paid-in capital	13,840,299	8,282,825
Deferred compensation	-	(656,427)
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(22,980,722)	(17,292,021)
Total Shareholders' Deficit	(9,369,335)	(9,898,795)

Total Liabilities and Shareholders' Deficit	$3,186,539	$3,832,124

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the period from February 3, 2000 (date of inception of the development stage) through December 31,
	2006	2005	2006	2005	2006

Revenue:
Sales	$309,509	$-	$558,009	$-	$1,336,249
Other	28,714	13,445	63,774	13,445	174,446
Total revenue	338,223	13,445	621,783	13,445	1,510,695

Cost of revenue:
Sales	176,311	-	322,339	-	893,407
Other	24,937	10,830	53,335	10,830	113,426
Total cost of revenue	201,248	10,830	375,674	10,830	1,006,833

Gross margin	136,975	2,615	246,109	2,615	503,862

Selling, general and administrative expense	1,433,787	628,956	2,416,863	1,072,661	12,036,991
Research and development expense	435,421	165,095	769,302	262,838	3,756,089
Share-based compensation	337,209	338,633	484,342	345,064	1,316,140
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and development acquired	-	-	-	-	776,624

	2,206,417	1,132,684	3,670,507	1,680,563	18,261,705

Loss from operations	(2,069,442)	(1,130,069)	(3,424,398)	(1,677,948)	(17,757,843)

Interest income	8,281	1,094	24,509	1,094	123,893
Forfeiture of customer deposit	-	-	-	-	145,780
Interest expense	(322,215)	(166,055)	(629,101)	(313,945)	(2,276,514)
Interest expense from amortization of discount on convertible debt and debt issues costs	(70,889)	(49,353)	(138,246)	(98,086)	(1,694,573)
Inducement expense related to conversion of long-term debt into common stock	(1,521,465)	-	(1,521,465)	-	(1,521,465)

Net Loss	$(3,975,730)	$(1,344,383)	$(5,688,701)	$(2,088,885)	$(22,980,722)

Basic and Diluted Loss Per Common Share	$(0.15)	$(0.05)	$(0.22)	$(0.08)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,201,308	26,001,308	26,201,308	26,001,308

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,		For the period from February 3, 2000 (date of inception of the development stage) through December 31,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(5,688,701)	$(2,088,885)	$(22,980,722)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Rent paid with common stock	-	-	31,000
Amortization of discount on convertible promissory notes and debt issue costs	138,246	98,086	1,694,573
Inducement expense related to conversion of debt into stock	1,521,465	-	1,521,465
Share-based compensation	484,342	345,064	1,316,140
Depreciation and amortization	68,521	29,236	400,520
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	5,654	17,525	(54,818)
Inventories and related deposits	(478,414)	(116,933)	(1,525,817)
Other current assets	(93,101)	(1,820)	(136,679)
Other assets	(27,733)	(16,158)	(297,361)
Accounts payable	331,876	97,563	1,820,864
Accrued liabilities	815,261	316,552	3,338,708
Customer deposits	(203,065)	313,160	700,349
Net Cash Used In Operating Activities	(3,125,649)	(1,006,610)	(12,951,211)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(61,511)	(22,751)	(396,820)
Proceeds from disposition of property and equipment	-	-	27,469
Net Cash Used In Investing Activities	(61,511)	(22,751)	(727,127)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	3,027,285
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features, warrants and common stock	2,000,000	1,080,000	11,189,000
Change in cash restricted for the purpose of paying interest on notes payable	600,000	-	-
Proceeds from payable to related party	-	20,000	370,000
Payment of principal on note payable	-	(17,667)	(71,300)
Payment of capitalized lease obligations	-	(4,521)	(42,198)
Debt issue costs	-	-	(211,005)
Net Cash Provided By Financing Activities	2,600,000	1,077,812	14,261,782
Net Increase (Decrease) In Cash and Cash Equivalents	(587,160)	48,451	583,444
Cash and Cash Equivalents At Beginning Of Period	1,170,604	530,598	-
Cash and Cash Equivalents At End Of Period	$583,444	$579,049	$583,444

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(A) Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations— Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001. From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems. During the period since December 31, 2003, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments. Chapeau continues to be considered a development stage company due principally to the lack of significant sales. Commencing during fiscal 2006 through the recent quarter ending December 31, 2006, however, discount energy purchase agreements incorporating the Company’s EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country. These discount energy purchase agreements represent potential future project revenues to the Company in excess of approximately $12 million from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements. These revenues will be recognized upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated discount energy purchase agreements, generally anticipated within six to nine months from inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. Installation and commercial operation of certain of these projects are targeted for the year ending June 30, 2007. With the anticipated revenue recognition from these transactions during fiscal 2007 and subsequently, the Company would no longer be considered to be in the development stage (see Item 2 - Management’s Discussion and Analysis or Plan or Operations, “Cogeneration Project Financing Arrangements” for more detailed discussion). Since inception of the development stage through commercialization, the major activities of the Company have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2006 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2006, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of December 31, 2006, its consolidated results of operations for the three months ended December 31, 2006 and 2005, and its consolidated results of operations and cash flows for the six months ended December 31, 2006 and 2005, and for the period from February 3, 2000 (date of inception of the development stage), through December 31, 2006.

The results of operations for the three months and six months ended December 31, 2006, may not be indicative of the results that may be expected for the year ending June 30, 2007.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Business Condition - The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant sales. The Company incurred losses of $3,975,730 and $1,344,383 during the three-month periods ended December 31, 2006 and 2005, respectively, and incurred losses of $5,688,701 and $2,088,885 and used $3,125,649 and $1,006,610 of cash in its operating activities during the six-month periods ended December 31, 2006 and 2005, respectively. Through December 31, 2006, the Company has accumulated a deficit during the development stage of $22,980,722 and at December 31, 2006, the Company has a shareholders’ deficit of $9,369,335 and a working capital deficit of $4,762,450. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. Although the Company has secured purchase orders for its product and has made initial shipments of its product, it has not yet had significant sales of any products. Commencing during fiscal 2006 through the recent quarter ending December 31, 2006, however, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country. These discount energy purchase agreements represent potential future project revenues to the Company in excess of approximately $12 million from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements. These revenues will be recognized upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated discount energy purchase agreements, generally anticipated within six to nine months from inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations, with installation and commercial operation of certain of these projects targeted for the year ended June 30, 2007. While management is confident that a number of these contract discussions will result in revenues in the near term, there can be no assurance that significant revenues, if any, will be recognized as a result of these contract discussions (see Item 2 - Management’s Discussion and Analysis or Plan or Operations, “Cogeneration Project Financing Arrangements” for more detailed discussion).

To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by selling its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

(B) Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible promissory notes and bonds, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 62,845,850 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at December 31, 2006. None of the 58,855,850 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at December 31, 2005.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(C) Financing

12% Convertible Promissory Notes - During the three-month period ended September 30, 2006, the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $1,500,000 in favor of an individual (the “Noteholder”). In that connection, during the three months ended September 30, 2006, the Company issued convertible promissory notes in the aggregate principal amount of $1,353,225 and during the three months ended December 31, 2006, the Company issued the remaining convertible promissory note in the principal amount of $146,775.

Each note accrued interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full three years from the date of issue, and was secured by substantially all of the Company’s assets. Principal and accrued interest under each note was convertible by the Noteholder into shares of the Company’s common stock at any time during the first year at a conversion rate of $1.25 per share. After the first year, the conversion rate was to be the lower of a) 75% of the average closing price of the Company’s common stock, as quoted on the OTC Bulletin Board or other listing service or exchange, for the ninety calendar days immediately preceding the date of such conversion or b) $1.25 per share.

Under the terms of each note, among other things, the Company agreed to segregate an amount equal to 20% of the proceeds of the note and restrict the use of such amount solely to pay interest when due until such time as the note has been paid in full or converted into shares of the Company’s common stock.

The proceeds from the notes were allocated between the notes and the valuation of the beneficial conversion option associated with the notes. The total amount allocated to the beneficial conversion option was $120,000. This amount was recorded as a discount on the convertible notes and was being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the bond proceeds were received through the maturity dates of the notes.

Effective December 31, 2006, these notes, in the aggregate amount of $1,500,000, were converted into 1,200,000 shares of common stock. As an inducement to convert the notes into common stock, the Company agreed to pay the note holders all remaining interest originally scheduled to be paid on the notes through their maturity, in the amounts and upon the dates as originally provided in the notes. The aggregate amounts of these payments is $506,326, including interest accrued on the notes at December 31, 2006 in the amount of $44,874. This payment arrangement has been recorded as a long-term obligation in the consolidated balance sheet at its present value of $436,952 (of which $147,071 is due within the next year). Furthermore, the remaining unamortized discount on the notes in the amount of $103,514 was written off at the effective date of the conversion. The present value of the long-term obligation, less interest accrued at December 31, 2006, plus the amount of the discount written off have been recorded in the consolidated statement of operations as an expense in the aggregate amount of $495,592 and included in the caption “Inducement expense related to conversion of long-term debt into common stock.”

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Additionally, a convertible promissory note in the amount of $3,000,000 and associated accrued interest of $87,945 in favor of the Gordon V. and Helen C. Smith Foundation (the Foundation) were converted into 2,470,356 shares of common stock effective December 31, 2006. The Foundation is an existing shareholder of the Company and Gordon V. Smith, the Foundation’s president, is also a director of the Company. As an inducement to convert the note into common stock, the Company agreed to compensate the Foundation for all remaining interest originally scheduled to be paid on the note through its maturity. The Company agreed to issue the Foundation an additional 589,582 shares of common stock based on the present value of the remaining interest, converted at $1.25 per share. The value of this inducement, as measured on December 13, 2006 (the date the parties agreed in principal to the terms of the conversion), was $1,025,873 and has been recorded in the consolidated statement of operations as an expense and included in the caption “Inducement expense related to conversion of long-term debt into common stock.”

On December 18, 2006, the Company issued a short-term promissory note in the principal amount of $500,000 in favor of Gordon V. Smith, a shareholder and director of the Company. The note accrues interest at the rate of 18% per annum. The principal and accrued interest on this note are payable in full on February 16, 2007. The note is secured by all of the Company’s assets.

Summary information regarding notes payable, bonds payable, payable to related party, and other long-term obligations for the six months ended December 31, 2006 is as follows:

	Promissory Notes, Bonds Payable, Payable to Related Party, and Obligation Payable	Unamortized Discount on Bonds, Notes, and Obligation Payable	Promissory Notes, Bonds, Payable to Related Party, and Obligation Payable, Less Unamortized Discount
Balance at June 30, 2006	$9,163,000	$(470,135)	$8,692,865
Issuance of notes	2,000,000	(120,000)	1,880,000
Conversion of Smith Foundation note	(3,000,000)	-	(3,000,000)
Conversion of promissory notes	(1,500,000)	103,514	(1,396,486)
Obligation created in connection with conversion of promissory notes	506,326	(69,374)	436,952
Amortization of discount	-	93,238	93,238
Balance at December 31, 2006	$7,169,326	$(462,757)	$6,706,569

Total interest expense from the amortization of discount on all convertible debt and all debt issue costs was $70,889 and $49,353 for the three months ended December 31, 2006 and 2005, and $138,246 and $98,086 for the six months ended December 31, 2006 and 2005, respectively.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Notes payable, bonds payable, payable to related party, and obligation payable at December 31, 2006 and June 30, 2006 are summarized as follows:

	December 31,	June 30,
	2006	2006
12% convertible bonds, due February 2008, secured by all assets of the Company	$821,000	$821,000
12% Series A Convertible Bonds, due May 2009, secured by all assets of the Company, less unamortized discount of $315,109 and $376,349, respectively	1,684,891	1,623,651
12% Series B Convertible Bonds, due March 2010, secured by all assets of the Company, less unamortized discount of $12,862 and $14,802, respectively	2,487,138	2,485,198
12% Convertible Promissory Note, due March 2009, secured by the assets of the Company	-	3,000,000
Non-interest bearing obligation, payable through October 2009, unsecured, less unamortized discount of $69,374	436,952	-
Non-interest bearing note, due January 2009, unsecured, less unamortized discount of $65,412 and $78,984, respectively	206,588	193,016
Payable to related party	370,000	370,000
18% note payable, due February 2007, secured by the assets of the Company	500,000	-
12% note payable, due on demand, unsecured	200,000	200,000
Total Notes Payable, Bonds Payable, Payable to Related Party, and Obligation Payable, less Unamortized Discount	6,706,569	8,692,865
Less amounts due within one year	1,217,071	570,000
Long-Term Debt	$5,489,498	$8,122,865

During the quarter ended December 31, 2006 holders of the 12% convertible bonds due February 2008, the 12% Series A Convertible Bonds due May 2009 and the 12% Series B Convertible Bonds informed the Company of the holders’ intention to convert the convertible bonds and the Company is currently in discussion with the holders in connection with final terms and conditions with respect to the conversion.

Cogeneration Project Financing Arrangement - In August 2003, the Company entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE. However, the agreement provides no financing to the Company. Instead, under the agreement, Calim PE, formed and manages Bluepoint Energy Partners, LLC to invest in cogeneration projects that will provide energy for end users under discount energy purchase agreements generated by the Company. See Item 2. Management’s Discussion and Analysis or Plan of Operation - Cogeneration Project Financing Arrangements for a description of the terms of this agreement.

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

For the three months and the six months ended December 31, 2006, the Company reported compensation expense of $337,209 and $484,342 related to stock options.

For options granted subsequent to the adoption date of SFAS 123R on July 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. During the six months ended December 31, 2006 and 2005, the Company granted options to acquire 1,920,000 shares and 4,407,700 shares of the Company’s common stock, respectively. The weighted average fair values of stock options at the date of grant during the six months ended December 31, 2006 and 2005 were $1.31 and $0.25, respectively.

The following are the weighted-average assumptions used for options granted during the six months ended December 31, 2006 and 2005:

	2006	2005

Risk free interest rate	4.97%	4.58%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	130%	140%

The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

A summary of stock option activity for the six months ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at July 1, 2006	10,932,700	$0.36
Granted	1,920,000	1.28
Exercised	-	-
Forfeited	-	-
Expired	(100,000)	2.00

Outstanding at December 31, 2006	12,752,700	$0.49	7.0 years	$39,680,755

Exercisable at December 31, 2006	8,755,542	$0.32	6.0 years	$28,745,651

As of December 31, 2006, there was approximately $3.1 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years, including approximately $950,000 of unrecognized compensation for options granted with a performance requirement (related to sales orders or shipments), which precedes the commencement of the service requirement (vesting period). The Company has not concluded that the achievement of the performance requirement is probable, and accordingly has not commenced recognizing the corresponding compensation.

Prior to July 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and made pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation.”. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for the three and six- month periods ended December 31, 2005, as indicated below:

	Three months ended December 31, 2005	Six months ended December 31, 2005

Net loss as reported	$(1,344,383)	$(2,088,885)
Add: Total stock-based compensation expense included in reported net loss	338,633	345,064

Less: Total stock-based compensation expense determined under fair value based method	(1,127,325)	(1,152,680)
Pro forma net loss	$(2,133,075)	$(2,896,501)
Basic and diluted loss per share:
As reported	$(0.05)	$(0.08)
Pro forma	$(0.08)	$(0.11)

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(E) Contingent Liabilities

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

(F) Subsequent Events

In January and February 2007, the Company issued a total of 1,404,858 shares of common stock at various per share prices with a weighted average of $2.98 per share under five separate stock purchase agreements. Aggregate proceeds to the Company were $4,187,731. One of the stock purchase agreements was with Gordon V. and Helen C. Smith JTWROS. Gordon V. Smith is a director of the Company, a current shareholder and president of the Gordon V. and Helen C. Smith Foundation, also a current shareholder. Under this stock purchase agreement, the Smiths purchased 731,526 shares of common stock for $2,267,731, or $3.10 per share.

In February 2007, the Compensation Committee approved increases to the annual salaries of the Company’s Chief Executive Officer and its Chief Financial Officer to $350,000 and $175,000, respectively, both effective January 1, 2007. The Compensation Committee also agreed to pay cash bonuses in connection with performance through December 31, 2006 in the amounts of $125,000 and $75,000 to the Company’s Chief Executive Officer and its Chief Financial Officer, respectively, which amounts the Company has included in accrued liabilities as of December 31, 2006. Lastly, the Compensation Committee granted to the Company’s Chief Executive Officer and its Chief Financial Officer, options to purchase 1,000,000 and 500,000 shares of the Company’s common stock, respectively. Each option has a term of 10 years, has a per share exercise price of $1.49 and is fully vested.

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

These risks include the viability of the planned market penetration that we intend to make as a result of our acquisition of Specialized, our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current and future cost structure. Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations or as otherwise required by law.

Risk factors

The material risks that we believe are faced by Chapeau as of the date of this report on Form 10-QSB are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Chapeau.

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured orders from customers and commenced commercial product delivery, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term. We expect our expenses to continue to grow as we attempt to sell a significant number of systems. Although we received some funding during fiscal 2006 and fiscal 2007, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us. If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2006 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern. Through the recent quarter ending December 31, 2006, however, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country. These discount energy purchase agreements represent in excess of approximately $12 million in future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements, generally within six to nine months of inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. While management is confident that a number of these contract discussions will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these contract discussions.

We have a history of operating losses and may continue to see losses in the future. During this past fiscal quarter, Chapeau sustained a loss of approximately $4.0 million and, as of December 31, 2006 had an accumulated deficit of approximately $23.2 million. Without significant product sales and associated revenues and/or additional funding, we will not be able to continue business operations. As previously noted, through the quarter ended December 31, 2006, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed representing potential future project revenues in excess of approximately $12 million in future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements, generally anticipated within six to nine months of inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. While management is confident that a number of these contract discussions will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these contract discussions.

Many of our potential customers may request or require financing in connection with energy service agreements and our inability to provide access to such financing may adversely impact our financial results. As discussed in further detail below in the section entitled “Cogeneration Project Financing Arrangements,” we have entered into an agreement with Calim Private Equity, LLC, or Calim, whereby Calim intends to invest in cogeneration projects that will provide energy for end-users under discount energy purchase agreements generated by us. Calim has the sole discretion to choose to finance or not to finance any particular project under this arrangement. While we are in active discussion with various interested parties in connection with similar arrangements, we currently do not have a similar arrangement with an alternative party to Calim. In the event that Calim chooses not to participate in a particular project under this agreement, we would attempt to find a replacement party, although we can provide no assurances that such replacement party would be available at all or would be willing to participate on terms acceptable to us. If such financing is not available, our sales efforts and financial results will be adversely affected.

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

We depend on a few key suppliers and the loss of any one supplier could harm our business. We had relied on one sole source supplier for the engine that is the core of our initial product and a very small number of suppliers for other components, including absorption chiller technology. Any problems with these suppliers or their abilities to deliver their products to us could adversely affect our business and financial results. While we anticipate that the potential adverse impact of such occurrence will be significantly mitigated as a consequence of our Strategic Alliance Agreement with Cummins Power Generation Inc. executed during the fiscal quarter ended December 31, 2006 as discussed in further detail below in the section entitled “Plan of Operations,” there can be no assurance that the potential adverse impact of such occurrence will be mitigated or affected at all as a consequence of the Strategic Alliance Agreement.

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

The conversion or exercise of currently outstanding convertible securities, options and warrants would result in significant dilution to holders of our common stock. As a result of various transactions previously entered by us, as of December 31, 2006, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 63 million shares of our common stock. This represents significant additional potential dilution for our existing shareholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares and are not utilized in the calculation of our net loss per share.

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

Overview

Chapeau was incorporated in September 1985, prior operations were discontinued in May 1989 and the Company was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, Chapeau acquired Specialized in April 2001. Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is therefore considered to be in the development stage. Commencing during fiscal 2006 through the recent quarter ending December 31, 2006, however, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country. These discount energy purchase agreements represent potential future project revenues to us in excess of approximately $12 million from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements. These revenues will be recognized upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated discount energy purchase agreements, generally anticipated within six to nine months from inception. In addition, we are in advanced contract discussions with these and other significant entities for multiple projects at similar locations. Installation and commercial operation of a number of these projects are targeted for the upcoming year. With the anticipated revenue recognition from these transactions during fiscal 2007 and fiscal 2008, we will no longer be considered to be in the development stage. Since inception of the development stage through commercialization, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

Operations

We have been in the development stage since February 3, 2000. From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems. Subsequent to December 31, 2003, we shipped and recognized revenue from the sale of our first six commercial power generation systems, including revenue recognized during the quarter ended March 31, 2006 from a system sale in connection with a project at the Embassy Suites Hotel of Santa Ana, California. The Embassy Suites Hotel is the initial Showcase Center installation as a direct consequence of our Joint Strategic Agreement with Southern California Gas Company discussed in further detail elsewhere in this 10-QSB as well as the first project financed pursuant to the arrangements discussed in further detail below in the section entitled “Cogeneration Project Financing Arrangements.” As discussed previously, we currently continue to be considered a development stage company due to the absence of significant sales.

For the period from February 3, 2000 through December 31, 2006, we incurred selling, general and administrative expenses of $12,036,991 and research and development costs of $3,756,089. We incurred selling, general and administrative expenses in the amounts of $1,433,787 and $628,956 for the three months ended December 31, 2006 and 2005, respectively and $2,416,863 and $1,072,661 for the six months ended December 31, 2006 and 2005, respectively. Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, contract services and consulting services. We also incurred research and development costs of $435,421 and $165,095 for the three months ended December 31, 2006 and 2005, respectively and $769,302 and $262,838 for the six months ended December 31, 2006 and 2005, respectively. Research and development expenses principally consist of employee compensation, materials and supplies, and outside service costs.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations. In most cases, the common stock, notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and beneficial conversion features. Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds. This discount, along with note and bond issuance costs, have been and are being amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.” These charges totaled $70,889 and $49,353 for the three months ended December 31, 2006 and 2005, respectively and $138,246 and $98,086 for the six months ended December 31, 2006 and 2005, respectively. Additionally, interest expense of $322,215 and $166,055 for the three months ended December 31, 2006 and 2005, respectively and $629,101 and $313,945 for the six months ended December 31, 2006 and 2005, respectively was incurred on promissory notes and convertible bonds.

At December 31, 2006, we had current assets of $2,303,926 and current liabilities of $7,066,376 resulting in a working capital deficit of $4,762,450. Current assets principally include cash and inventories of engines and related components for systems being assembled. Current liabilities principally include accounts payable, accrued interest, accrued wages and related payroll tax liabilities, customer deposits, promissory notes and payables to related parties.

Plans for Research and Development

We delivered our initial commercial combined heat and power or CHP, cogeneration system during the fiscal year ended June 30, 2004. This system utilizes an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use”, #46XT; Standard 2200. The UL listing applies to the United States and Canada. In addition to our UL listing, we continue preparing our products for a CE mark which, when authorized, will allow our products to be exported to many European countries.

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

Based on our currently projected order flow and pursuant to our recently executed Strategic Alliance Agreement with Cummins Power Generation Inc. discussed in further detail herein in the section entitled “Plan of Operations, we anticipate developing, in collaboration with Cummins Power Generation Inc., CHP, CCHP and power generation systems in additional power and fuel configurations utilizing Cummins’ engines and ancillaries co-branded as or similar to “BluePoint Energy EnviroGen™ Energy Modules - Powered by Cummins.” In addition to our current efforts, we also anticipate undertaking collaborative development work in connection with alternative platform configurations, controls, enhancements and features incorporated in the BluePoint Energy EnviroGen™ CHP Modules - Powered by Cummins.

Liquidity and Sources of Financing

We are currently negotiating for sales and discount energy purchase agreements, or DEPAs, for our CHP and CCHP modules with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets. In addition, we are currently discussing potentially significant sales, DEPA opportunities, and joint venture and other strategic relationships with entities both domestically and abroad. We anticipate the contemplated cash collections from orders for commercial delivery of our products and services discussed in further detail herein will enable us to meet our cash needs.

In March 2006, we executed a note in favor of a current shareholder in the amount of $3,000,000 for proceeds received under the note. The note bore interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on March 10, 2009. As discussed in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-QSB, principal and unpaid accrued interest under the note were converted into shares of Chapeau common stock during the quarter ended December 31, 2006. Also in March 2006, we completed a private placement of common stock generating $90,000 in net proceeds. During and shortly after the quarter ended September 30, 2006, as also discussed in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-QSB, we executed convertible promissory notes in favor of an individual in the aggregate amount of $1,500,000 for proceeds received under the notes. The notes bore interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on that date which is three years from the issue date. As discussed therein, principal under the note was converted into shares of Chapeau common stock during the quarter ended December 31, 2006. As discussed in Note F of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-QSB, we recently completed private placements of our common stock generating aggregate proceeds to the Company of $4,187,731. We anticipate not requiring similar future placements or debt financings based on existing and anticipated order flow; however, there can be no assurance that similar placements will not be necessary

We are currently in default with respect to certain interest and convertible and other obligations currently owing to Calim PE and Calim BP.  While Calim has waived these current defaults, there can be no assurance that it will issue similar waivers in the event that we should be in default in the future. In that regard, however, during the quarter ended December 31, 2006, Calim informed the Company that it intended to exercise its conversion rights with respect to a significant amount of those obligations and we are currently discussing with Calim the final terms and conditions with respect to the conversion. If we are not able to agree to the final terms and conditions with respect to the conversion and either Calim PE or Calim BP delivers a notice of default, then we would need to secure alternative sources of capital to satisfy our obligations.

While not currently anticipated based upon projected order flow, we will continue to seek alternative sources of capital to meet our cash requirements, if necessary. There can be no assurance, however, that any potential financing arrangements will be available and, if available, can be obtained on terms favorable to us or in amounts sufficient to meet our cash flow requirements. If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our near-term cash requirements to continue business operations as an ongoing concern. As previously noted, through the quarter ended December 31, 2006, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed representing in excess of approximately $12 million in potential future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements, generally anticipated within six to nine months of inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. While management is confident that a number of these contract discussions will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these contract discussions.

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

The financing agreement with Calim PE will allow potential customers with the ability to utilize our cogeneration systems through discount energy purchase agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs. If installation sites are completed, Bluepoint Energy Partners, LLC will have all risks and rewards related to any discount energy purchase agreements it enters into with potential customers. We will have no obligation to repurchase any cogeneration units sold to Bluepoint Energy Partners, LLC.

For cogeneration projects funded in connection with the financing agreement, Bluepoint Energy Partners, LLC will purchase requisite cogeneration systems from us and pay for site development, construction costs and installation costs associated with installation of the systems at an end users’ site, as well as pay for all ongoing operating and maintenance costs. Bluepoint Energy Partners, LLC will also enter into a discount energy purchase agreement with the end user at the site for the sale to the end user of electricity generated by such system. If any system installations occur, we are eligible to receive, under the financing agreement, a management fee for operation and maintenance of the cogeneration systems at user sites and for services related to billing and collection of revenues for Bluepoint Energy Partners, LLC. The financing agreement further provides for revenue sharing arrangements between us and Bluepoint Energy Partners, LLC based upon 25% of net cash flow after Bluepoint Energy Partners, LLC has received a payout of 100% of its investment at the respective user site.

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

We believe that this agreement or similar arrangement is material to our business. For many of our potential customers the availability of financing to fund the purchase or use of our cogeneration system is a critical factor influencing their decision to use our system. At present, we do not have the financial capacity to provide such financing and, without the alternative provided by this or a similar arrangement, we believe that the sales and use of our cogeneration systems will be materially less than if this or similar project financing arrangement is available to potential customers.

Calim PE has the sole discretion to choose to finance or not to finance any particular project under this agreement. While we have had numerous inquiries of interest and are in active discussion with various interested parties in connection with similar arrangements, we do not currently have a similar arrangement with an alternative party to Calim. In the event that Calim PE chooses not to participate in a particular project under this agreement, we would attempt to find a replacement party, although we can provide no assurances that such replacement party would be available at all or would be willing to participate on terms acceptable to us.

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

During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules. In September 2005, URS initiated a formal “Green Building Initiative” that proposes to utilize two key power generation technologies for implementation of energy efficiency with ultra-clean emission capabilities in furtherance of state and federal efficiency and emission standards. The two power generation technologies proposed for this initiative were a solar alternative and cogeneration equipment supplied exclusively by Chapeau. In August 2006, the State of California Department of Corrections and Rehabilitation (CDCR) accepted a response to a Request for Qualifications (RFQ) to provide energy conservation services to adult institutions and juvenile justice facilities under the jurisdiction of the CDCR, which response was submitted in May 2006 by URS on behalf a 3-member team that included us. The RFQ mandates project management, quality management, engineering, design, construction, estimating, and other energy conservation services to reduce CDCR’s electricity and natural gas purchases.

In August 2003, we entered into a Teaming Agreement with Sempra Energy Solutions in connection with the solicitation of and response to certain project proposals. In that regard, during the quarter ended September 30, 2006, we delivered and recognized revenue from the sale of one of our CHP Modules in connection with a project at the Frank Hagel United States Federal Building in Northern California, which houses the Western Region Headquarters of the United States Social Security Administration.

Also, in August 2003, we entered into an agreement that is referred to as a “financing agreement” with Calim Private Equity, LLC, or Calim PE discussed in further detail in “Cogeneration Project Financing Arrangements” above. The initial cogeneration project funded under this arrangement was secured during fiscal 2005 for installation at a major hotel in Southern California. We completed installation and commissioning of our cogeneration system and commenced commercial operation with revenue billings under the energy purchase agreement during fiscal 2006.

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

Most recently in December 2006, we entered into a definitive Strategic Alliance Agreement with Cummins Power Generation Inc., or Cummins, a subsidiary of Cummins Inc., a global power leader serving customers in more than 160 countries through a network of 550 company-owned and independent distributor facilities and more than 5,000 dealer locations. The Alliance Agreement calls for, among other things, collaborative product development, joint marketing and selling activities, and certain exclusivities between Cummins and us as defined in the Alliance Agreement. Pursuant to the Alliance Agreement: (i) Cummins will contribute to the alliance its expertise in developing, marketing, selling and distributing Cummins power generation and related products; (ii) we will contribute to the alliance our expertise in developing, engineering, packaging and financing CHP products 1 megawatt and below incorporating its BluePoint Energy EnviroGen™ Energy Module line of CHP products; (iii) we will integrate, manufacture and supply EnviroGen™ Energy Modules utilizing Cummins Products to be exclusively co-branded as or similar to “BluePoint Energy EnviroGen™ Energy Modules - Powered by Cummins;” and (iv) Cummins will make available for sale through its worldwide distribution network on an exclusive basis, except as otherwise precluded by any previous commitments, alliances or agreements entered into by Cummins, co-branded BluePoint Energy EnviroGen™ Energy Modules - Powered by Cummins. The Alliance Agreement has an initial term of five years but may be terminated prior thereto upon the occurrence or non-occurrence of certain events detailed in the Alliance Agreement.

Our management anticipates that we should be able to significantly finance our operations from the proceeds from sales resulting from all of these arrangements, if and when realized. We believe that the most recent Strategic Alliance Agreement with Cummins to be the most significant strategic relationship to date as it legitimizes our overall corporate strategy and substantially enhances and accelerates our future growth potential through collaborative development and marketing efforts as well as enabling us with a global distribution and service capability.

In addition, we have recently secured discount energy purchase agreements with prominent entities in both the hospitality and retail market sectors and are currently in discussion with respect to other potential projects both with these entities as well as other major entities in the same and similar sectors.

We continue to seek and evaluate qualified management and other personnel to achieve our business growth objectives. Based upon our currently projected order flow, we anticipate adding a significant number of staff and management personnel during the next twelve months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions with employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R was effective for Chapeau beginning July 1, 2006 and required that Chapeau account for share-based compensation transactions with employees using a fair value-based method and recognized as expense in the statement of operations. At July 1, 2006, there was approximately $430,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years. Under the fair value-based accounting required by SFAS 123R, share-based compensation for the six months ended December 31, 2006 was approximately $233,000 higher than would have been reported under the previous accounting standard.

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

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact the adoption of SAB 108 will have on our consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended December 31, 2006, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2006, Chapeau granted options to employees and independent contractors to acquire 220,000 shares of common stock with exercise prices ranging from $0.25 to $1.55 per share, and an expiration date of ten years.

Also during the three months ended December 31, 2006, convertible promissory notes in the aggregate principal amount of $1,500,000 issued in favor of an individual were converted into 1,200,000 shares of common stock.

Also during the three months ended December 31, 2006, a convertible promissory note in the amount of $3,000,000 and associated accrued interest of $87,945 in favor of the Gordon V. and Helen C. Smith Foundation, or the Foundation, were converted into 2,470,356 shares of our common stock. The Foundation is an existing shareholder of Chapeau and Gordon V. Smith, the Foundation’s president, is also a director of Chapeau. As an inducement to convert the note into common stock, we agreed to compensate the Foundation for all remaining interest originally scheduled to be paid on the note through its maturity. We issued the Foundation an additional 589,582 shares of common stock based on the present value of the remaining interest, converted at $1.25 per share.

During January and February 2007, we issued a total of 1,404,858 shares of common stock at various per share prices with a weighted average of $2.98 per share under five separate stock purchase agreements. Aggregate proceeds to Chapeau were $4,187,731. One of the stock purchase agreements was with Gordon V. and Helen C. Smith JTWROS. Gordon V. Smith is a director of Chapeau, a current shareholder, and president of the Gordon V. and Helen C. Smith Foundation, also a current shareholder. Under this stock purchase agreement, the Smiths purchased 731,526 shares of common stock for $2,267,731, or $3.10 per share.

In February 2007, our Compensation Committee granted to our Chief Executive Officer and to our Chief Financial Officer options to purchase 1,000,000 and 500,000 shares of our common stock, respectively. Each option has a term of ten years, has an exercise price of $1.49 per share, and was fully vested on the grant date.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Chapeau has not made any interest payments or paid the loan placement fee due under a loan agreement entered into by Chapeau in August 2002 with Calim PE, as amended in December 2002. Calim has not delivered a notice of default in connection with the referenced payments, however, and in January 2003 Calim delivered to Chapeau its notice to convert the aggregate amount of outstanding principal and interest under the loan agreement and related note into convertible bonds, subject to certain other note holders also converting their respective notes into equity, which occurred in February 2003. During the third quarter of fiscal 2003, the aggregate amount of approximately $821,000, representing the outstanding principal and substantially all of the accrued interest due under the Calim loan agreement, was converted into convertible bonds. The convertible bonds accrue interest at a rate of 12% per annum payable on a semi-annual basis.  Chapeau has not made any interest payments due under the convertible bonds and was technically in default under the terms of the bonds; however, Calim has provided Chapeau with a waiver of this default and the bonds are reflected as long-term liabilities. In addition, during the quarter ended December 31, 2006, Calim informed us of its intention to convert the convertible bonds and we are currently discussing with Calim the final terms and conditions with respect to the conversion. Unpaid loan placement fees and accrued interest in connection with the Calim loan agreement and the convertible bonds in the aggregate amount of approximately $476,000 are included in current liabilities at December 31, 2006.

Chapeau has made no interest payments as required under a Series A bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided Chapeau with a waiver of this default and the bonds are reflected as long-term liabilities. In addition, during the quarter ended December 31, 2006, Calim informed us of its intention to convert the convertible bonds and we are currently discussing with Calim the final terms and conditions with respect to the conversion. Accrued interest under the agreement in the aggregate amount of approximately $647,000 is included in current liabilities at December 31, 2006.

Chapeau has made no interest payments as required under a Series B bond financing agreement with Calim BP and was technically in default under the terms of the bonds; however, Calim has provided Chapeau with a waiver of this default and the bonds are reflected as long-term liabilities. In addition, during the quarter ended December 31, 2006, Calim informed us of its intention to convert the convertible bonds and we are currently discussing with Calim the final terms and conditions with respect to the conversion. Accrued interest under the agreement in the aggregate amount of approximately $461,000 is included in current liabilities at December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On or about December 6, 2006, we received notification from Robert K. Adams of his resignation as a director of Chapeau, Inc.

On February 8, 2007 the Compensation Committee approved increases to the annual salaries of our Chief Executive Officer and our Chief Financial Officer to $350,000 and $175,000, respectively, both effective January 1, 2007. The Compensation Committee also agreed to pay cash bonuses in connection with performance through December 31, 2006 in the amounts of $125,000 and $75,000 to our Chief Executive Officer and our Chief Financial Officer, respectively, which amounts we have included in accrued liabilities as of December 31, 2006. Lastly, the Compensation Committee granted to our Chief Executive Officer and our Chief Financial Officer, options to purchase 1,000,000 and 500,000 shares of our common stock, respectively. Each option has a term of 10 years, has a per share exercise price of $1.49 and is fully vested.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10.1)	Form of Promissory Note Conversion and Common Stock Purchase Agreement with Individual Noteholder executed during the Quarterly Period Ended December 31, 2006	This filing

2	(10.2)	Promissory Note Conversion and Common Stock Purchase Agreement with Gordon V. and Helen C. Smith Foundation	This filing

3	(10.3)	Promissory Note with Gordon V. Smith dated December 18, 2006	This filing

4	(10.4)	Form of Stock Purchase Agreement executed during January and February 2007	This filing

5	(10.5)	Strategic Alliance Agreement with Cummins Power Generation*	This filing

6	(31.1)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification by Chief Executive Officer	This filing

7	(31.2)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification by Chief Financial Officer	This filing

8	(32.1)	Section 1350 Certification by Chief Executive Officer	This filing

9	(32.2)	Section 1350 Certification by Chief Financial Officer	This filing

* Confidential treatment requested for portions of this exhibit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated: February 14, 2007	By	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer
(Principal Executive Officer)