Form 10QSB
period 2007-03-31
CHAPEAU INC
filed 2007-05-15
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
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

Yes ___  No   X

As of May 14, 2007, the Issuer had 54,732,704 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ___  No   X

CHAPEAU, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of March 31, 2007 and June 30, 2006 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2007 and 2006, and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2007, and unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2007 and 2006 and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2007, together with unaudited condensed notes thereto. In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2006, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$2,576,467	$1,170,604
Restricted cash	-	600,000
Accounts receivable, net of allowance for doubtful accounts of $24,000	130,182	60,472
Inventory	1,671,974	1,004,926
Deposits on inventory	31,949	42,477
Other current assets	458,025	46,746
Total Current Assets	4,868,597	2,925,225

Property and Equipment, net of accumulated depreciation	504,303	372,259

Other Assets, net	245,227	534,640

Total Assets	$5,618,127	$3,832,124

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$2,138,126	$1,745,966
Accrued liabilities	1,607,145	2,388,674
Customer deposits	395,836	903,414
Payable to related party	300,000	370,000
Promissory note	200,000	200,000
Current maturities of other obligations payable	139,025	-
Total Current Liabilities	4,780,132	5,608,054

Long-Term Liabilities
Long-term debt, less unamortized discount	213,529	8,122,865
Noncurrent accrued interest and other obligations payable, less unamortized discount and current maturities	1,851,673	-

Total Liabilities	6,845,334	13,730,919

Commitments and contingent liabilities	-	-

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 54,228,704 shares and 26,201,308 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	54,229	26,201
Additional paid-in capital	30,270,648	8,282,825
Deferred compensation	-	(656,427)
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(31,292,711)	(17,292,021)
Total Shareholders' Deficit	(1,227,207)	(9,898,795)

Total Liabilities and Shareholders' Deficit	$5,618,127	$3,832,124

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from February 3, 2000 (date of inception of the development stage) through
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Revenue:
Sales	$265,976	$277,990	$823,985	$277,990	$1,602,225
Other	101,920	8,067	165,694	21,512	276,366
Total revenue	367,896	286,057	989,679	299,502	1,878,591

Cost of revenue:
Sales	164,351	169,300	486,690	169,300	1,057,758
Other	87,929	6,498	141,264	17,328	201,355
Total cost of revenue	252,280	175,798	627,954	186,628	1,259,113

Gross margin	115,616	110,259	361,725	112,874	619,478

Selling, general and administrative expense	1,462,778	703,639	3,879,641	1,776,300	13,499,769
Research and development expense	368,229	295,525	1,137,531	558,363	4,124,318
Share-based compensation	5,857,823	7,796	6,342,165	352,860	7,173,963
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and development acquired	-	-	-	-	776,624

	7,688,830	1,006,960	11,359,337	2,687,523	25,950,535

Loss from operations	(7,573,214)	(896,701)	(10,997,612)	(2,574,649)	(25,331,057)

Interest income	25,528	7,254	50,037	8,348	149,421
Forfeiture of customer deposit	-	-	-	-	145,780
Interest expense	(159,395)	(195,211)	(788,496)	(509,156)	(2,435,909)
Interest expense from amortization of discount on convertible debt and debt issues costs	(604,908)	(53,818)	(743,154)	(151,904)	(2,299,481)
Inducement expense related to conversion of long-term debt into common stock	-	-	(1,521,465)	-	(1,521,465)

Net Loss	$(8,311,989)	$(1,138,476)	$(14,000,690)	$(3,227,361)	$(31,292,711)

Basic and Diluted Loss Per Common Share	$(0.23)	$(0.04)	$(0.47)	$(0.12)

Basic and Diluted Weighted-Average Common Shares Outstanding	36,912,294	26,067,975	29,719,515	26,023,206

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended		For the period from February 3, 2000 (date of inception of the development stage) through
	March 31,		March 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(14,000,690)	$(3,227,361)	$(31,292,711)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Rent paid with common stock	-	-	31,000
Amortization of discount on convertible debt and debt issue costs	743,154	151,904	2,299,481
Inducement expense related to conversion of debt into stock	1,521,465	-	1,521,465
Share-based compensation	6,342,165	352,861	7,173,963
Depreciation and amortization	110,102	53,595	442,101
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	(69,710)	17,525	(130,182)
Inventories and related deposits	(656,520)	323,361	(1,703,923)
Other current assets	(411,279)	(16,164)	(454,857)
Other assets	(31,179)	(44,645)	(300,807)
Accounts payable	322,160	73,412	1,811,148
Accrued liabilities	961,256	469,757	3,484,703
Customer deposits	(507,578)	(161,834)	395,836
Net Cash Used In Operating Activities	(5,676,654)	(2,007,589)	(15,502,216)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(224,807)	(98,146)	(560,116)
Proceeds from disposition of property and equipment	-	-	27,469
Net Cash Used In Investing Activities	(224,807)	(98,146)	(890,423)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	4,162,733	90,000	7,190,018
Proceeds from exercise of stock options and warrants	589,383	-	589,383
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features, warrants and common stock	2,000,000	4,080,000	11,189,000
Change in cash restricted for the purpose of paying interest on notes payable	600,000	-	-
Proceeds from payable to related party	-	370,000	370,000
Payment of principal on note payable	-	(17,667)	(71,300)
Payment of other obligations payable	(44,792)	-	(44,792)
Payment of capitalized lease obligations	-	(6,895)	(42,198)
Debt issue costs	-	(30,000)	(211,005)
Net Cash Provided By Financing Activities	7,307,324	4,485,438	18,969,106
Net Increase In Cash and Cash Equivalents	1,405,863	2,379,703	2,576,467
Cash and Cash Equivalents At Beginning Of Period	1,170,604	530,598	-
Cash and Cash Equivalents At End Of Period	$2,576,467	$2,910,301	$2,576,467

Supplemental Schedule of Noncash Investing and Financing Activities - Note F.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(A) Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations— Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001. From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems. During the period since December 31, 2003, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments. Chapeau continues to be considered a development stage company due principally to the lack of significant sales. Commencing during fiscal 2006 through the recent quarter ending March 31, 2007, however, discount energy purchase agreements incorporating the Company’s EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country. These discount energy purchase agreements represent potential future project revenues to the Company in excess of approximately $12 million from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements. These revenues will be recognized upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated discount energy purchase agreements, generally anticipated within six to nine months from inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. Installation and commercial operation of certain of these projects are targeted for calendar 2007. With the anticipated revenue recognition from these transactions, the Company would no longer be considered to be in the development stage (see Item 2 - Management’s Discussion and Analysis or Plan or Operations, “Cogeneration Project Financing Arrangements” for more detailed discussion). Since inception of the development stage through commercialization, the major activities of the Company have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Chapeau, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2006 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2006, included in the Company’s annual report on Form 10-KSB, especially the information included in Note 1 to those financial statements, “Nature of Operations and Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of March 31, 2007, its consolidated results of operations for the three months ended March 31, 2007 and 2006, and its consolidated results of operations and cash flows for the nine months ended March 31, 2007 and 2006, and for the period from February 3, 2000 (date of inception of the development stage), through March 31, 2007.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The results of operations for the three months and nine months ended March 31, 2007, may not be indicative of the results that may be expected for the year ending June 30, 2007.

Business Condition - The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant sales. The Company incurred losses of $8,311,989 and $1,138,476 during the three-month periods ended March 31, 2007 and 2006, respectively. The Company incurred losses of $14,000,690 and $3,227,361 and used $5,676,654 and $2,007,589 of cash in its operating activities during the nine-month periods ended March 31, 2007 and 2006, respectively. Through March 31, 2007, the Company has accumulated a deficit during the development stage of $31,292,711 and at March 31, 2007, the Company has a shareholders’ deficit of $1,227,207 and working capital of $88,465. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. Although the Company has secured purchase orders for its product and has made initial shipments of its product, it has not yet had significant sales of any products. Commencing during fiscal 2006 through the recent quarter ending March 31, 2007, however, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country. These discount energy purchase agreements represent potential future project revenues to the Company in excess of approximately $12 million from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements. These revenues will be recognized upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated discount energy purchase agreements, generally anticipated within six to nine months from inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations, with installation and commercial operation of certain of these projects targeted for calendar 2007. While management is confident that a number of these contract discussions will result in revenues in the near term, there can be no assurance that significant revenues, if any, will be recognized as a result of these contract discussions (see Item 2 - Management’s Discussion and Analysis or Plan or Operations, “Cogeneration Project Financing Arrangements” for more detailed discussion).

To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by selling its common stock. There can be no assurance, however, that such financing will continue to be available or that it will be available on terms favorable to the Company.

(B) Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 41,571,449 shares of common stock issuable upon exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at March 31, 2007. None of the 62,125,850 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at March 31, 2006.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(C) Financing

2002 Convertible Debt - During 2002, the Company entered into a loan agreement with Calim Private Equity, LLC, or Calim PE, which was amended on December 2, 2002 to include MFPI Partners, LLC, or MFPI. From August 2002 through December 2002, the Company received $800,000 under a 12% secured, convertible promissory note. The promissory note had a maturity date of February 1, 2003. In February 2003, the holders converted the $800,000 promissory note plus accrued interest in the amount of $21,000 into convertible bonds, in accordance with the terms of the loan agreement. Each $1,000 bond was convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share. The warrants, when issued, would expire two years after issuance. In March 2007, Calim PE and MFPI converted the bonds into a total of 5,473,332 shares of common stock and were issued warrants to purchase a total of 5,473,332 shares of common stock at $0.25 per share.

12% Series A Convertible Bonds - Between December 2003 and March 2004, the Company executed promissory notes in favor of Calim Venture Partners II, LLC, or Calim VP, to borrow up to an aggregate maximum principal amount of $1,450,000, of which the Company borrowed $1,435,000. In April 2004, the Company entered into a Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP. Under the terms of this agreement, the Company was authorized to issue up to $2,000,000 of five-year 12% Series A Convertible Bonds, or the Series A Bonds. The Company converted all principal under outstanding promissory notes payable by the Company to Calim VP in the aggregate amount of $1,435,000 into Series A Bonds pursuant to the Bond Purchase Agreement. In addition, during 2004, the Company drew an aggregate of $565,000 under the Bond Purchase Agreement, resulting in a total of $2,000,000 outstanding under the agreement. As amended, the Series A Bonds were convertible into common stock at $0.30 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $0.50 per share. In March 2007, Calim BP converted the bonds into 6,666,666 shares of common stock and were issued warrants to purchase 6,666,666 shares of common stock at $0.50 per share. The warrants expire two years after issuance. In connection with the conversion, unamortized bond issue costs and discount on the bonds of approximately $360,000 were charged to the consolidated statement of operations and included in the caption “Interest expense from amortization of discount on convertible debt and debt issue costs.”

12% Series B Convertible Bonds - Between August 2004 and April 2005, the Company executed a promissory note in favor of Calim VP to borrow up to an aggregate maximum principal amount of $500,000, and received other advances from Calim BP in the aggregate amount of $770,000. In April 2005, the Company entered into a First Amendment and Supplement to the Bond Purchase Agreement with Calim BP. Under the terms of this amendment, the Company was authorized to issue up to $2,500,000 of five-year 12% Series B Convertible Bonds, or the Series B Bonds. The Company converted all principal under the outstanding promissory note payable to Calim VP and the other advances payable to Calim BP in the aggregate amount of $1,270,000 into Series B Bonds pursuant to the First Amendment and Supplement to the Bond Purchase Agreement. In addition, between April 2005 and December 2005, the Company drew the remaining $1,230,000 available under the Series B Bonds. The Series B Bonds were convertible into common stock at $0.30 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $0.50 per share. In March 2007, Calim BP converted the bonds into 8,333,333 shares of common stock and were issued warrants to purchase 8,333,333 shares of common stock at $0.50 per share. The warrants expire two years after issuance. In connection with the conversion, unamortized bond issue costs and discount on the bonds of approximately $150,000 were charged to the consolidated statement of operations and included in the caption “Interest expense from amortization of discount on convertible debt and debt issue costs”.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In connection with the conversion of the 2002 Convertible Debt, the 12% Series A Convertible Bonds, and the 12% Series B Convertible Bonds, the various bondholders agreed that any unpaid interest with respect to any of the bonds or notes at the date of conversion would bear interest at 12% per annum and would be payable in the future from the Company’s net income and associated positive cash flow from the Company’s profitable operations, as soon as practicable in the sole discretion of the Company, but in no event later than March 31, 2009. Accordingly, accumulated unpaid interest in the aggregate amount of $1,586,786 at March 31, 2007 is presented in the accompanying consolidated balance sheet as “noncurrent accrued interest and other obligations payable”.

12% Convertible Promissory Notes - During the three-month period ended September 30, 2006, the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $1,500,000 in favor of an individual (the “Noteholder”). In connection therewith, the Company issued convertible promissory notes in the aggregate principal amount of $1,500,000 during the six months ended December 31, 2006.

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

The proceeds from the notes were allocated between the notes and the valuation of the beneficial conversion option associated with the notes. The total amount allocated to the beneficial conversion option was $120,000. This amount was recorded as a discount on the convertible notes and was being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the note proceeds were received through the maturity dates of the notes.

Effective December 31, 2006, these notes, in the aggregate amount of $1,500,000, were converted into 1,200,000 shares of common stock. As an inducement to convert the notes into common stock, the Company agreed to pay the note holders all remaining interest originally scheduled to be paid on the notes through their maturity, in the amounts and upon the dates as originally provided in the notes. The aggregate amounts of these payments is $506,326, including interest accrued on the notes at December 31, 2006 in the amount of $44,874. This payment arrangement has been recorded as other obligations payable in the consolidated balance sheet at its present value of $436,952. Furthermore, the remaining unamortized discount on the notes in the amount of $103,514 was written off at the effective date of the conversion. The present value of the noncurrent obligation, less interest accrued at December 31, 2006, plus the amount of the discount written off have been recorded in the consolidated statement of operations as an expense in the aggregate amount of $495,592 and included in the caption “Inducement expense related to conversion of long-term debt into common stock.”

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

18% Promissory Note - On December 18, 2006, the Company issued a short-term, secured promissory note in the principal amount of $500,000 in favor of Gordon V. Smith, a shareholder and director of the Company. The principal and accrued interest on this note were originally scheduled to be paid in full on February 16, 2007. The liability related to this promissory note and related accrued interest of $23,178 were satisfied in March 2007 when applied toward the exercise price of a warrant to purchase 1,829,268 shares of common stock by the Gordon V. and Helen C. Smith Foundation.

Summary information regarding notes payable, bonds payable, and payable to related party for the nine months ended March 31, 2007 is as follows:

	Promissory Notes, Bonds Payable, and Payable to Related Party	Unamortized Discount on Bonds and Notes Payable	Promissory Notes, Bonds, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2006	$9,163,000	$(470,135)	$8,692,865
Issuance of notes	2,000,000	(120,000)	1,880,000
Conversion of Calim bonds	(5,321,000)	-	(5,321,000)
Conversion of Smith Foundation note	(3,000,000)	-	(3,000,000)
Conversion of promissory notes	(1,500,000)	103,514	(1,396,486)
Application of Gordon V. Smith note toward exercise of stock warrants	(500,000)	-	(500,000)
Transfer of payable to related party to accounts payable	(70,000)	-	(70,000)
Amortization of discount	-	428,150	428,150
Balance at March 31, 2007	$772,000	$(58,471)	$713,529

Total interest expense from the amortization of discount on all convertible debt and all debt issue costs was $604,908 and $53,818 for the three months ended March 31, 2007 and 2006, and $743,154 and $151,904 for the nine months ended March 31, 2007 and 2006, respectively.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Notes payable, bonds payable, and payable to related party at March 31, 2007 and June 30, 2006 are summarized as follows:

	March 31,	June 30,
	2007	2006
12% convertible bonds, due February 2008, secured by all assets of the Company	$-	$821,000
12% Series A Convertible Bonds, due May 2009, secured by all assets of the Company, less unamortized discount of $0 and $376,349, respectively	-	1,623,651
12% Series B Convertible Bonds, due March 2010, secured by all assets of the Company, less unamortized discount of $0 and $14,802, respectively	-	2,485,198
12% Convertible Promissory Note, due March 2009, secured by the assets of the Company	-	3,000,000
Non-interest bearing note, due January 2009, unsecured, less unamortized discount of $58,471 and $78,984, respectively	213,529	193,016
Payable to related party	300,000	370,000
12% note payable, due on demand, unsecured	200,000	200,000
Total Notes Payable, Bonds Payable, and Payable to Related Party, less Unamortized Discount	713,529	8,692,865
Less amounts due within one year	500,000	570,000
Long-Term Debt	$213,529	$8,122,865

Noncurrent accrued interest and other obligations payable at March 31, 2007 (none at June 30, 2006) are summarized as follows:

Unpaid accrued interest on converted bonds and notes, payable to various Calim related entities, accrues interest at 12% per annum, unsecured, due no later than March 31, 2009	$1,586,786
Non-interest bearing obligation, payable through October 2009, unsecured, less unamortized discount of $57,623	403,912

Total Noncurrent Accrued Interest and Other Obligations Payable, less Unamortized Discount	1,990,698
Less current maturities of other obligations payable	139,025
Noncurrent Accrued Interest and Other Obligations Payable	$1,851,673

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(D) Common Stock

In January and February 2007, the Company issued a total of 1,404,859 shares of common stock at various per share prices with a weighted average of $2.98 per share under five separate stock purchase agreements. Aggregate proceeds to the Company were $4,187,733. In connection with certain of these placements, the Company paid a placement fee of $25,000. One of the stock purchase agreements was with Gordon V. and Helen C. Smith JTWROS. Gordon V. Smith is a director of the Company, a current shareholder and president of the Gordon V. and Helen C. Smith Foundation, also a current shareholder. Under this stock purchase agreement, the Smiths purchased 731,526 shares of common stock for $2,267,731, or $3.10 per share.

(E) Stock Options and Warrants

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R (SFAS 123R), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

For the three-month and nine-month periods ended March 31, 2007, the Company reported compensation expense related to stock options of $5,857,823 and $6,342,165, respectively.

For options granted subsequent to the adoption date of SFAS 123R on July 1, 2006, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the nine-month periods ended March 31, 2007 and 2006, the Company granted options to acquire 4,650,000 shares and 5,282,700 shares of the Company’s common stock, respectively. The weighted average fair values of stock options at the date of grant during the nine-month periods ended March 31, 2007 and 2006 were $2.63 and $0.28, respectively. The total intrinsic value of options exercised during the three-month and nine-month periods ended March 31, 2007 was $165,000.

The following are the weighted-average assumptions used for options granted during the nine month periods ended March 31, 2007 and 2006:

	2007	2006

Risk free interest rate	4.82%	4.57%
Expected life	10 Years	9.9 Years
Dividend yield	-	-
Volatility	127%	139%

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

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

A summary of stock option activity for the nine-month period ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at July 1, 2006	10,932,700	$0.36
Granted	4,650,000	1.50
Exercised	(60,000)	0.25
Forfeited	(1,641,250)	1.24
Expired	(100,000)	2.00

Outstanding at March 31, 2007	13,781,450	$0.63	7.1 years	$40,906,048

Exercisable at March 31, 2007	10,507,781	$0.50	6.5 years	$32,605,051

As of March 31, 2007, there was approximately $5.1 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.4 years.

Prior to July 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for the three-month and nine-month periods ended March 31, 2006, as indicated below:

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006
Net loss as reported	$(1,138,476)	$(3,227,361)
Add: Total stock-based compensation expense included in reported net loss	7,796	352,860
Less: Total stock-based compensation expense determined under fair value based method	(40,558)	(1,193,238)
Pro forma net loss	$(1,171,238)	$(4,067,739)
Basic and diluted loss per share:
As reported	$(0.04)	$(0.12)
Pro forma	$(0.04)	$(0.16)

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In connection with the issuance of common stock, notes payable, and bonds payable, including the conversion of certain notes and bonds payable, the Company has issued warrants to purchase shares of the Company’s common stock. A summary of stock warrant activity for the nine months ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at July 1, 2006	9,145,936	$0.48
Issued upon conversion of debt	20,473,331	0.43
Exercised	(1,829,268)	0.60

Outstanding at March 31, 2007	27,789,999	$0.44	1.7 years	$87,899,830

(F) Supplemental Schedule of Noncash Investing and Financing Activities

Cash paid for interest expense was $237,674 during the nine months ended March 31, 2007 (none for the nine months ended March 31, 2006).

The Company had the following noncash investing and financing activities during the nine months ended March 31, 2007:

As more fully discussed in Note C to the condensed consolidated financial statements, the Company issued 20,473,331 shares of common stock and issued warrants to purchase 20,473,331 shares of common stock upon the conversion of bonds payable to certain Calim related entities in the aggregate amount of $5,321,000.

As more fully discussed in Note C to the condensed consolidated financial statements, the Company issued 1,200,000 shares of common stock upon the conversion of notes payable in the aggregate amount of $1,500,000.

As more fully discussed in Note C to the condensed consolidated financial statements, the Company issued 3,059,938 shares of common stock upon the conversion of a note payable (including 589,582 shares as an inducement to convert) to the Gordon V. and Helen C. Smith Foundation in the aggregate amount of $3,000,000.

The liability related to a promissory note in the amount of $500,000 and related accrued interest of $23,178 were satisfied in March 2007 when applied toward the exercise price of a warrant to purchase 1,829,268 shares of common stock by the Gordon V. and Helen C. Smith Foundation.

The Company had the following noncash investing and financing activities during the nine months ended March 31, 2006:

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

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured orders from customers and commenced commercial product delivery, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term. We expect our expenses to continue to grow as we attempt to sell a significant number of systems. Although we received some funding during fiscal 2006 and fiscal 2007, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us. If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2006 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern. Through the recent quarter ending March 31, 2007, however, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country. These discount energy purchase agreements represent in excess of approximately $12 million in future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements, generally within six to nine months of inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. While management is confident that a number of these contract discussions will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these contract discussions.

We have a history of operating losses and may continue to see losses in the future. During this past fiscal quarter, Chapeau sustained a loss of approximately $8.3 million and, as of March 31, 2007 had an accumulated deficit of approximately $31.6 million. Without significant product sales and associated revenues and/or additional funding, we will not be able to continue business operations. As previously noted, through the quarter ended March 31, 2007, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed representing potential future project revenues in excess of approximately $12 million in future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements, generally anticipated within six to nine months of inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. While management is confident that a number of these contract discussions will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these contract discussions.

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

We depend on a few key suppliers and the loss of any one supplier could harm our business. We had relied on one sole source supplier for the engine that is the core of our initial product and a very small number of suppliers for other components, including absorption chiller technology. Any problems with these suppliers or their abilities to deliver their products to us could adversely affect our business and financial results. While we anticipate that the potential adverse impact of such occurrence will be significantly mitigated as a consequence of our Strategic Alliance Agreement with Cummins Power Generation Inc. executed during December 2006 as discussed in further detail below in the section entitled “Plan of Operations,” there can be no assurance that the potential adverse impact of such occurrence will be mitigated or affected at all as a consequence of the Strategic Alliance Agreement.

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

The conversion or exercise of currently outstanding rights, options and warrants would result in significant dilution to holders of our common stock. As a result of various transactions previously entered by us, as of March 31, 2007, approximately 43 million additional shares of our common stock are issuable principally from the exercise of purchase rights under private warrants and options. This represents significant additional potential dilution for our existing shareholders. The shares of common stock issuable as discussed herein are not included in currently outstanding shares and are not utilized in the calculation of our net loss per share.

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

Overview

Chapeau was incorporated in September 1985, prior operations were discontinued in May 1989 and the Company was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations. In connection with its reorganization, Chapeau acquired Specialized in April 2001. Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is therefore considered to be in the development stage. Commencing during fiscal 2006 through the quarter ending March 31, 2007, however, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country. These discount energy purchase agreements represent potential future project revenues to us in excess of approximately $12 million from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements. These revenues will be recognized upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated discount energy purchase agreements, generally anticipated within six to nine months from inception. In addition, we are in advanced contract discussions with these and other significant entities for multiple projects at similar locations. Installation and commercial operation of a number of these projects are targeted for the upcoming year. With the anticipated revenue recognition from these transactions through fiscal 2008, we will no longer be considered to be in the development stage. Since inception of the development stage through commercialization, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.” BluePoint Energy, Inc. does not exist as a separate legal entity.

Operations

We have been in the development stage since February 3, 2000. From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems. Subsequent to December 31, 2003, we shipped and recognized revenue from the sale of our commercial power generation systems, including revenue recognized during the quarter ended March 31, 2006 from a system sale in connection with a project at the Embassy Suites Hotel of Santa Ana, California. The Embassy Suites Hotel is the initial Showcase Center installation as a direct consequence of our Joint Strategic Agreement with Southern California Gas Company discussed in further detail elsewhere in this 10-QSB as well as the first project financed pursuant to the arrangements discussed in further detail below in the section entitled “Cogeneration Project Financing Arrangements.” As discussed previously, we currently continue to be considered a development stage company due to the absence of significant sales.

For the period from February 3, 2000 through March 31, 2007, we incurred selling, general and administrative expenses of approximately $13.5 million and research and development costs of approximately $4.1 million. We incurred selling, general and administrative expenses in the amounts of $1,462,778 and $703,639 for the three months ended March 31, 2007 and 2006, respectively, and $3,879,641 and $1,776,300 for the nine months ended March 31, 2007 and 2006, respectively. Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, contract services and consulting services. We also incurred research and development costs of $368,229 and $295,525 for the three months ended March 31, 2007 and 2006, respectively, and $1,137,531 and $558,363 for the nine months ended March 31, 2007 and 2006, respectively. Research and development expenses principally consist of employee compensation, materials and supplies, and outside service costs.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations. In most cases, the common stock, notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and beneficial conversion features. Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds. This discount, along with note and bond issuance costs, have been amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.” These charges totaled $604,908 and $53,818 for the three months ended March 31, 2007 and 2006, respectively and $743,154 and $151,904 for the nine months ended March 31, 2007 and 2006, respectively. Additionally, interest expense of $159,395 and $195,211 for the three months ended March 31, 2007 and 2006, respectively and $788,496 and $509,156 for the nine months ended March 31, 2007 and 2006, respectively was incurred on promissory notes and convertible bonds. Between December 2006 and March 2007, $10.3 million of bonds and promissory notes were converted into common stock. In connection with these conversions, unamortized bond issue costs and unamortized discount on the bonds of more than $500,000 were charged to the consolidated statement of operations and included in the caption “Interest expense from amortization of discount on convertible debt and debt issue costs”. Additionally, approximately $1.5 million was charged to the consolidated statement of operations as an expense and included in the caption “Inducement expense related to conversion of long-term debt into common stock” for additional consideration given to noteholders in connection with the early conversion of their promissory notes into common stock. As a result of these conversions, we expect that our interest costs will be substantially reduced for the near future.

During the three months and the nine months ended March 31, 2007, we have recorded share-based compensation in the amounts of $5,857,823 and $6,342,165, respectively. During the three months and the nine months ended March 31, 2007, we granted options to certain employees and independent contractors to purchase 2,730,000 and 4,650,000 shares of common stock, respectively. Under current accounting standards, share-based compensation is charged to the statement of operations over the related service period (usually the vesting period). Of the share-based compensation recorded, $5,496,000 relates to the grant of options to purchase a total of 1,500,000 shares of common stock to the Chief Executive Officer and Chief Financial Officer of the Company made pursuant to directives by Chapeau’s Compensation Committee during the quarter in connection with executive management compensation. These options vested immediately and all share-based compensation related to the options was expensed during the quarter ended March 31, 2007.

At March 31, 2007, we had current assets of $4,868,597 and current liabilities of $4,780,132 resulting in working capital of $88,465. Current assets principally include cash and inventories of engines and related components for systems being assembled. Current liabilities principally include accounts payable and accrued compensation and related payroll tax liabilities.

Plans for Research and Development

We delivered our initial commercial combined heat and power or CHP, cogeneration system during the fiscal year ended June 30, 2004. This system utilized an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use”, #46XT; Standard 2200. The UL listing applies to the United States and Canada. In addition to our UL listing, we continue preparing our products for a CE mark which, when authorized, will allow our products to be exported to many European countries.

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

In addition to our patent portfolio, we are proactive in the protection of our branded product and services names, both in the United States and in foreign jurisdictions.  Through trademark registration, we are attempting to achieve brand name recognition in the marketplace.  In that connection, we have registered marks for “LEAN ONE,” “BPE,” “ULTRA-LEAN-ULTRA CLEAN,” “SC-EGR,” “COGENERATION FOR THE NEXT GENERATION,” and “ICHM” in the United States. “LEAN ONE” and “BPE are registered in the European Economic Community.   The trademark applications for “ENVIROGEN” and “ECOGEN” are pending Notice of Allowance in the U.S. Trademark and Patent Office and “ENVIROGEN” is allowed in India and pending in Russia, China, and South Korea.

Based on our currently projected order flow and pursuant to our recently executed Strategic Alliance Agreement with Cummins Power Generation Inc. discussed in further detail herein in the section entitled “Plan of Operations, we anticipate developing, in collaboration with Cummins Power Generation Inc., CHP, CCHP and power generation systems in additional power and fuel configurations utilizing Cummins’ engines and ancillaries co-branded as or similar to “BluePoint Energy EnviroGen™ Energy Modules - Powered by Cummins.” In addition to our current efforts, we also anticipate undertaking collaborative development work in connection with alternative platform configurations, enhancements and features incorporated in the BluePoint Energy EnviroGen™ CHP Modules - Powered by Cummins.

Liquidity and Sources of Financing

We are currently negotiating for sales and discount energy purchase agreements, or DEP agreements, for our CHP and CCHP modules with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets. In addition, we are currently discussing potentially significant sales, DEP agreement opportunities, and joint venture and other strategic relationships with entities both domestically and abroad. We anticipate the contemplated cash collections from orders for commercial delivery of our products and services discussed in further detail herein will enable us to meet our cash needs.

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

As discussed in Note D of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-QSB, in January and February 2007, we completed private placements of our common stock generating aggregate proceeds to the Company of $4,187,733. We anticipate not requiring similar future placements or debt financings based on existing and anticipated order flow; however, there can be no assurance that similar placements will not be necessary or will continue to be available on terms favorable to the Company, if at all.

In March 2007, and as also discussed in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-QSB, Calim PE and Calim BP converted 12% interest bearing convertible bonds and notes in the aggregate principal amount of $5,321,000 into shares of Chapeau common stock and warrants expiring in March 2009 to acquire an additional shares at per share exercise prices of $0.25 and $0.50. In addition, interest on the bonds and notes owing at the date of conversion will bear interest at 12% per annum and is payable on March 31, 2009, or earlier as set forth in a Conversion Acknowledgement Letter executed with Calim PE and Calim BP in connection with the conversion.

This latest conversion by Calim PE and Calim BP constitutes the complete conversion of all of our outstanding convertible debt into shares of our common stock as previously announced in December 2006 and reduces our long-term debt to approximately $213,500 in connection with a 0% interest bearing unsecured promissory note due January 2009 as set forth in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-QSB.

While not currently anticipated based upon projected order flow, we will continue to seek alternative sources of capital to meet our cash requirements, if necessary. There can be no assurance, however, that any potential financing arrangements will be available and, if available, can be obtained on terms favorable to us or in amounts sufficient to meet our cash flow requirements. If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our near-term cash requirements to continue business operations as an ongoing concern. As previously noted, through the quarter ended March 31, 2007, discount energy purchase agreements incorporating our EnviroGen™ Energy Modules have been executed representing in excess of approximately $12 million in potential future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements, generally anticipated within six to nine months of inception. In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations. While management is confident that a number of these contract discussions will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these contract discussions.

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

Plan of Operations

We continue to focus sales and marketing efforts of our CHP and CCHP systems nationally and more recently internationally. Domestically, our initial sales and marketing efforts have been in California, New York, New Jersey, Connecticut, Pennsylvania, and, more recently, the Hawaiian Islands. Our initial international focus has included opportunities, companies and entities located in the United Kingdom, the Middle East, Asia and the Pacific Rim. As discussed in further detail below, we have entered into business arrangements with several such companies.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We do not expect the adoption of FIN 48 to have a material effect on our financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for Chapeau's fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our financial reporting and disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (SFAS No. 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157.  We are currently evaluating whether to adopt SFAS No. 159.

In September 2006, the U. S. Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact the adoption of SAB 108 will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any transactions, obligations, or relationships that would be considered off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2007, a review and evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, Chapeau granted options to employees and independent contractors to acquire 2,730,000 shares of common stock with exercise prices ranging from $1.35 to $3.11 per share, and an expiration date of ten years. Included in these options are options granted to our Chief Executive Officer and to our Chief Financial Officer options to purchase 1,000,000 and 500,000 shares of our common stock, respectively. Each option has a term of ten years, has an exercise price of $1.49 per share, and was fully vested on the grant date.

Also during the three months ended March 31, 2007, convertible bonds in the aggregate principal amount of $5,321,000 issued in favor of four bondholders, including Calim Bridge Partners I, LLC; Calim Bridge Partners II, LLC; Calim Venture Partners II, LLC; and MFPI Partners, LLC were converted into 20,473,331 shares of common stock.

During January and February 2007, we issued a total of 1,404,859 shares of common stock at various per share prices with a weighted average of $2.98 per share under five separate stock purchase agreements. Aggregate proceeds to Chapeau were $4,187,733. One of the stock purchase agreements was with Gordon V. and Helen C. Smith JTWROS. Gordon V. Smith is a director of Chapeau, a current shareholder, and president of the Gordon V. and Helen C. Smith Foundation, also a current shareholder. Under this stock purchase agreement, the Smiths purchased 731,526 shares of common stock for $2,267,731, or $3.10 per share.

During March 2007, an option was exercised to purchase 60,000 shares of common stock at $0.25 per share. Also during March 2007, a warrant held by the Gordon V. and Helen C. Smith Foundation was exercised to purchase 1,829,268 shares of common stock at $0.60 per share.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31.1)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification by Chief Executive Officer	This filing

2	(31.2)	Rule 13(a) - 14(a)/15(d) - 14(a) Certification by Chief Financial Officer	This filing

3	(32.1)	Section 1350 Certification by Chief Executive Officer	This filing

4	(32.2)	Section 1350 Certification by Chief Financial Officer	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated: May 15, 2007	By	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer
(Principal Executive Officer)