Form 10KSB
period 2007-06-30
CHAPEAU INC
filed 2007-09-28
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

Securities registered under section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐  No ☒

The Issuer's revenues for its most recent fiscal year were $1,343,007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of September 21, 2007 was approximately $46,931,874.

As of September 21, 2007, the issuer had 56,626,383 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes _____  No __X__

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORICAL OVERVIEW

Chapeau, Inc. or Chapeau, was organized as a corporation under the laws of the State of Utah on September 19, 1985. Chapeau’s prior operations were discontinued in May 1989. Chapeau was dormant from May 1989 until February 3, 2000 when Chapeau was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations.  In connection with its reorganization, Chapeau acquired Specialized Energy Products, Inc., or Specialized, a Nevada corporation, in April 2001.  Since February 3, 2000, Chapeau has not had significant sales of its power generation systems and is therefore considered to be in the development stage.  During and subsequent to fiscal 2006, however, discount energy service agreements, as described in greater detail below, have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country.    In addition, Chapeau is in advanced contract discussions with these and other significant entities for multiple projects at similar locations with similar terms.  Installation and commercial operation of a number of these projects are targeted for the upcoming year.  With the anticipated revenue recognition from these transactions during fiscal 2008 and beyond, we will no longer be considered to be in the development stage.  Since inception of the development stage, the major activities of Chapeau have included raising capital and research, development and marketing of its power generation system.  Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.”  BluePoint Energy, Inc. does not exist as a separate legal entity.

In partial consideration for its acquisition of Specialized in April 2001 pursuant to a Plan of Reorganization and Agreement among Chapeau, Specialized, and Chapeau Nevada, Inc., Chapeau issued 3,500,000 shares of common stock to shareholders of Specialized upon closing the acquisition and agreed to issue an additional 3,000,000 shares of Chapeau’s common stock upon the achievement of certain benchmarks in the development of Specialized’s business.  In January 2004, Chapeau issued 1,000,000 shares of its common stock pursuant to the arrangement described above. These shares were issued to former shareholders of Specialized, one of which was an officer of Chapeau and another of which was an employee of Chapeau as of the date of issuance. The Plan of Reorganization has been amended to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of Chapeau’s common stock.

BUSINESS OF ISSUER

Chapeau develops clean, reliable and environmentally responsible solutions to meet today’s critical energy demands.

Controls            A cornerstone to all of our product offerings is Chapeau’s proprietary GenView™ controls technology.  GenView™ is a powerful, multi-layered, Internet-based microprocessor control system designed to integrate energy generating assets with building management control systems. The system architecture provides users the ability to not only remotely monitor critical energy data, it also enables them with full access to modify performance set-points and other key generating asset operational metrics remotely as well.

Demand Response    Demand response encompasses primarily the management of electricity consumption across a network of commercial, institutional and industrial customer sites to enable a more information-based and responsive, or intelligent, and reliable electric power grid system.  Demand response programs typically assist grid operators and utilities to optimize the balance of electric supply and demand thereby enabling energy consumers and utilities to avoid service interruptions as a consequence of excess demand, including brownouts and blackouts.  Under demand response programs, grid operators and utilities pay a stream of recurring cash flows for managing demand response capacity that can be shared with participating end-use customers.

The electric power industry in North America faces enormous challenges to keep pace with the increasing demand for electricity. Under-investment in generation, transmission and distribution infrastructure in recent years in key regions, coupled with a dramatic growth in electricity consumption, has led to an increased frequency of brownouts and blackouts. According to the United States Department of Energy, these reliability problems are estimated to cost the United States $80 billion per year, primarily in lost productivity. Moreover, the margin between electric supply and demand is projected to drop below minimum target levels in Texas, New England, the Mid-Atlantic, the Midwest, and the Rocky Mountain region within the next two to three years. According to the International Energy Agency, the United States and Canada need to add 758,000 MW of additional capacity at a cost of $1.6 trillion between 2003 and 2030 to meet projected demand. As the electric power industry confronts these challenges, demand response has emerged as an important solution to help address the imbalance in electric supply and demand and Chapeau will be directing significant resources in connection with this market in the immediate term.

A traditional approach to meeting the increased requirements during periods of peak electricity demand has been to increase supply-side capacity by building additional power plants and transmission lines. As an alternative, we offer demand response solutions whereby we monitor and aggregate generation assets, principally backup generation assets, for deployment during these same peak periods, thereby relieving demand.  Similar to most demand response strategies, this helps optimize the balance of available electric supply and demand and creates a significantly lower cost alternative to building additional power plants and transmission lines.  Unlike other demand response strategies, however, our solution emphasizes electric generation rather than usage curtailment to achieve demand response objectives.

Currently, standby generating equipment is under-utilized, and in many instances not utilized at all, despite ever-increasing demand for electrical power.  Our solution, marketed under the brand D-RAAP™, or Demand Response Asset Aggregation Program, includes establishing a network of backup generation assets managed by our proprietary GenView™ control technology and monitored by a Central Command Center, thereby creating a “virtual power plant.”  When grid operator or utility calls for a demand response event, it will be able to call on our Central Command Center to address it.  Our Central Command Center will select generating units based on size, availability and run hours, employing the standby generators to create the power needed to meet the demand.

Combined with a powerful overlay database, our GenView™ control system enables us to aggregate multiple sites into discreet generating groups.  In addition, GenView™ can operate in conjunction with highly specialized building management control systems to create synergies between the building mechanical systems and generation assets.  GenView™ also has the ability through significantly expandable IO modules to directly control an entire facility, including curtailment functions should they be so desired.

We believe that our GenView™ control system uniquely differentiates our offering in the demand response market place as being a power generation controller first. This capability enables a facility to participate in demand response programs without compromising the generator’s primary function as a standby power system or jeopardizing the manufacturer’s warranty.  The GenView™ controller can parallel power generation assets to the grid with all of the required electrical utility protections while operating the systems at a reduced load to comply with engine generator manufacturer specifications.  In the event of an outage, the controller will seamlessly revert back to normal standby operation in milliseconds.

CHP and CCHP    Chapeau’s principal business has been the generation of long term discount energy service agreements, or DES agreements, designed to produce long term revenue and net earnings for us based upon our expertise in onsite cogeneration and tri-generation energy production, initially utilizing our proprietary products and services.  Cogeneration, also known as combined heat and power or CHP, is the production of two kinds of energy – usually electricity and heat – from a single source of fuel. Cogeneration often replaces the traditional method of supplying multiple forms of energy such as purchasing electricity from the power grid and separately burning natural gas or other fuels in a boiler to produce heat or steam. Integrated cooling and heating, or ICH, takes this concept one step further.  The useful heat resulting from the CHP application can be used to supply heating and cooling needs.  This is sometimes referred to as combined cooling, heat, and power or CCHP. CHP and CCHP products therefore empower industrial and commercial users to provide their own energy supply onsite to meet their demand requirements independent from an arguably increasingly inadequate public grid supply and infrastructure.  Because CHP and CCHP and related products offer the potential for cost effective energy, far greater reliability, and independence from the public utility grid as a consequence of greater efficiencies than attainable by solely the electric power grid, we expect the market for our product offerings to grow rapidly both domestically and worldwide.

While we continue to pursue unit sales of our products, we have been concentrating substantial current selling and marketing focus, both domestic and international, on opportunities afforded via our DES contract model, described below, rather than traditional channel distribution networks.  Anticipating the growing need for DES contracts and DES “master” contracts, we intend to capitalize on our core competencies by focusing our resources on the development of packaged onsite cogeneration solutions and targeting commercial and industrial applications including, among others, the hospitality industry, the health care industry, office buildings, manufacturing sites, gaming casinos, colleges, universities, and other local, state and federal government facilities.  We plan to combine engineering expertise, technological advances, key strategic partnerships and alliances, and a uniquely structured financial package employing long-term DES agreements to build, own, operate, and maintain, cogeneration onsite energy plants in order to meet the demand for reliable, efficient, economic, and ultra-clean energy requirements for commercial and industrial end-users.  We also intend to sell our products to well-established entities and distribution partners under the appropriate conditions.

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

Our first-generation product was based principally on lean-burn and SC-EGR® emissions technologies and marketed under the brand Lean-One®.  In our continuing efforts to improve and expand our product and service offerings while maintaining the lowest emission requirements for the use of reciprocating engines, we are currently developing CHP and CCHP modules employing rich-burn, natural gas fired, reciprocating engines utilizing 3-way catalyst emissions technologies developed and enhanced by applying techniques, know-how, and other intellectual properties employed in our SC-EGR® methodologies.  Concurrent with these efforts, we are also developing a line of continuous duty diesel-fuelled CHP and CCHP modules to address specific market demands, including those in certain regional sectors.  Our complete line of CHP and CCHP product and service offerings are currently marketed under the brand EnviroGen™.  The name EnviroGen™ is intended to emphasize our commitment to both distributed generation and the highest standards of environmental responsibility worldwide.  We intend to continue evaluating alternative prime movers and other critical components that would be suitable for use in our products going forward while maintaining our emphasis on supplying the cleanest and most efficient products possible and as mandated by the strictest emission standards worldwide.

Our primary target markets for our CHP and CCHP products and services continue to be commercial, industrial, healthcare and governmental energy users.  In that connection, we are reviewing multiple strategic partnerships and other alliances with certain companies engaged in the distribution of power generation products to achieve both domestic and international marketing and sales.  We have entered into business arrangements with a number of such companies over the past several years.  In addition, we are currently in discussion with several other entities both domestic and foreign in connection with sales and marketing of our CHP and CCHP products and DES model.

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

In addition to our patent portfolio, we are proactive in the protection of our branded product and services names, both in the United States and in foreign jurisdictions.  Through trademark registration, we are attempting to achieve brand name recognition in the marketplace.  In that connection, we have registered marks for “LEAN ONE,” “BPE,” “ULTRA-LEAN-ULTRA CLEAN,” “SC-EGR,” and “COGENERATION FOR THE NEXT GENERATION” in the United States. “LEAN ONE” and “BPE are registered in the European Economic Community.   The trademark applications for “ICHM,” “ENVIROGEN,” “ECOGEN,” “GENVIEW” and “D-RAAP” are pending in the U.S. Trademark and Patent Office.

Many of the major components comprising our EnviroGen™  Energy Modules are supplied pursuant to our Strategic Alliance Agreement with Cummins Power Generation Inc.

Research and development expenses amounted to $2,226,193 and $981,223 for the years ended June 30, 2007 and 2006, respectively.

We are subject to various federal, state and local laws, regulations and best practices relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances.  We believe that our facility and practices for controlling and disposing of the limited amount of waste and potentially hazardous materials it produces comply with applicable environmental laws and regulations.  Further, the use of our cogeneration equipment is subject to regulation by the U.S. Environmental Protection Agency as well as certain state and local regulatory agencies.  The extent of government regulation of our business that might result from any future legislation or administrative action cannot be accurately predicted.  Our cost of compliance with federal state and local environmental laws for the last fiscal year was minimal.

For a more detailed discussion of our research and development efforts, including resulting products, and our sales and marketing activities, see Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, “Operations”, “Plans for Research and Development”, and “Plan of Operations.”

EMPLOYEES

As of June 30, 2007, we had thirty-eight full-time employees—sixteen in administration, three in sales and marketing, seven in research and development, and twelve in manufacturing and production.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease our principal commercial property in Mound House, Nevada, which is currently used for office space, research and development activities, fabrication and the assembly of our products.  The leased premises consists of approximately 45,000 square feet.  The term of the lease is for three years through January 31, 2009, with an option to extend the lease for an additional two-year period.  Current monthly rent on this facility is $20,740.  Under the terms of the lease, the landlord is obligated to maintain insurance on the real property, in an amount which we believe is adequate.  We believe that this facility is adequate for our needs currently and into the near future, and that additional space will be available to us on commercially reasonable terms as needed.

We also lease approximately 4,030 square feet of administrative office space in El Dorado Hills, California.  The term of the lease is for three years, through December 2009.  Current monthly rent on these premises is $9,243.  This property is insured by the landlord, in an amount which we believe is adequate.

ITEM 3.  LEGAL PROCEEDINGS

We are presently involved in certain routine legal matters incidental to our business, which, if adversely decided, would not have a material adverse affect upon our business or financial condition.

To the best of our knowledge, there are no proceedings pending or threatened against any executive officer or director of Chapeau or beneficial owner of more than five percent (5%) of our common stock, whose position in such proceeding would be adverse to that of Chapeau or that would have a material interest adverse to that of Chapeau.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2007, we did not hold a shareholders' meeting and did not submit any matter to a vote of our security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

We currently have approximately 109 shareholders of record of our common stock.  We have not paid dividends on our common stock in the past and do not currently anticipate that we will do so in the immediate future.  We intend to retain earnings, if any, to support the growth of our business.  Any future cash dividends would depend on future earnings, capital requirements, and our financial position and other factors deemed relevant by the board of directors.

Our common stock is traded on the OTC Bulletin Board under the symbol "CPEU."  On September 21, 2007, the closing quotation for our common stock was $2.45. The following table sets forth, for the periods indicated, the high and low closing quotations of our common stock, as reported on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not represent actual transactions.

	Stock Price Ranges
Quarter ended:	High	Low
June 30, 2007	$4.50	$3.25
March 31, 2007	$4.80	$2.76
December 31, 2006	$3.60	$1.35
September 30, 2006	$1.83	$1.20
June 30, 2006	$1.85	$1.09
March 31, 2006	$1.30	$0.15
December 31, 2005	$0.31	$0.16
September 30, 2005	$0.31	$0.19

During the three months ended June 30, 2007, we granted options to certain employees to acquire 240,000 shares of common stock.  These options are exercisable at a price of $3.50 per share.  The options vest over three years from the date of grant and expire ten years after the grant date.

During April 2007, an option was exercised to purchase 500,000 shares of common stock at $0.25 per share.  Also during April 2007, a warrant held by MFPI, LLC was exercised on a cashless basis pursuant to which warrants to purchase 4,313 shares of common stock were surrendered to acquire 4,000 shares of common stock.  The warrants had an exercise price of $0.25 per share and the market value of our common stock on the date of exercise was $3.96 per share.

From January 2006 to March 2006, an individual advanced Chapeau funds in the aggregate amount of $300,000.  The liability for such advances was recorded as a short term liability in our financial statements for the fiscal year ended June 30, 2006.  In May 2007, pursuant to discussions amongst the parties at the time of and subsequent to the advances that the advances would be subject to the terms and conditions applicable to the Series B Bonds (which would have been accomplished by an amendment to the Series B Bond documents providing for a follow-on offering of the Series B Bonds which we ultimately determined was not in the best interest of Chapeau and therefore decided to pursue alternative financing), an entry was made in our financial statements to reclassify the $300,000 short term liability as a convertible advance. On July 31, 2007, the parties entered into a Stock Purchase Agreement that provided for the issuance of 1,000,000 shares of common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $0.50 per share all in accordance with the terms and conditions of the Series B Bonds.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Otherwise, all information relating to sales of unregistered securities in the fiscal year ended June 30. 2007 have been included in current reports on Form 8-K and quarterly reports on Form 10-QSB previously filed with the Securities and Exchange Commission.

During the fiscal year ended June 30, 2007, we did not repurchase any of our own equity securities.

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

These risks include our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current and future cost structure.  Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements.  We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

Risk factors

Certain material risks that we believe are faced by Chapeau as of the date of this report on Form 10-KSB are set forth below.  This discussion of risks is not intended to be exhaustive.  The risks set forth below and other risks not currently anticipated or fully appreciated by management could adversely affect the business and prospects of Chapeau.

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured orders from customers and commenced commercial product delivery, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term.  We expect our expenses to continue to grow as we attempt to sell a significant number of systems. Although we received some funding during fiscal 2006 and fiscal 2007, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us.  If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2007 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future.  During this past fiscal year, Chapeau sustained a loss of approximately $17.6 million and, as of June 30, 2007 had an accumulated deficit of approximately $35.2 million.  Without significant product sales and associated revenues and/or additional funding, we will not be able to continue business operations.

We face competition from a number of companies and may not be able to compete against more established companies with greater resources. Many of our competitors have greater financial resources than we do. Our competitors could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer. Some advanced metering infrastructure service providers, for example, are substantially larger and better capitalized than we are and have the ability to combine advanced metering and demand response solutions into an integrated offering to a large, existing customer base. Our competitors may offer clean and intelligent power solutions at prices below cost or even for free in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and results of operations.

Many of our potential customers may request or require financing in connection with energy service agreements and our inability to provide access to such financing may adversely impact our financial results. Chapeau seeks to facilitate the financing of the acquisition of our EnviroGen™ Energy Modules through our discount energy service agreement model.  However, if we are not able to obtain third party financing to support our DES agreements, our sales efforts and financial results will be adversely affected.

We depend on a few key employees and the loss of any of those employees may harm our business. Our continued success depends to a considerable degree upon the continued availability, contributions, vision, skills, experience and effort of our senior management, sales and marketing, engineering and operations teams. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss or interruption of the service of members of our senior management, sales and marketing, engineering or operations teams, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations and could significantly reduce our ability to manage our operations and implement our strategy.

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

The conversion or exercise of currently outstanding rights, options and warrants would result in significant dilution to holders of our common stock.  As a result of various transactions previously entered by us, as of June 30, 2007, approximately 41 million additional shares of our common stock are issuable principally from the exercise of purchase rights under private warrants and options.  This represents significant additional potential dilution for our existing shareholders.  The shares of common stock issuable as discussed herein are not included in currently outstanding shares and are not utilized in the calculation of our net loss per share.

Overview

Chapeau provides state-of-the-art, technology-based demand response, or DR, and combined heat and power, or CHP, solutions to commercial and industrial energy users across the majority of public and private industry sectors, including hospitality, retail, healthcare, manufacturing and government.  To-date, our efforts have focused principally on incorporating innovative and proprietary  engineering solutions into our D-RAAP™, or Demand Response Asset Aggregation Program,  and our EnviroGen™ Energy Modules utilizing our GenView™ control systems to enhance our line of DR and CHP product and service offerings while complying with the most stringent emission requirements in the world for the use of reciprocating engines.  Our robust, multi-layered, Internet and microprocessor-based GenView™ control system, designed to integrate energy generating assets with building management control systems, is the cornerstone for all of our product offerings.  We believe that our innovative technological capabilities coupled with strategic partnerships, alliances and relationships forged in recent years will enhance our marketing and selling efforts in connection with not only our CHP line of products but also provide us significant opportunities as we enter the demand response market.

Results of Operations and Financial Results

We have been in the development stage since February 3, 2000.  From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems.  Subsequent to December 31, 2003, we shipped and recognized revenue from the sale of our commercial power generation systems, including revenue recognized during the quarter ended March 31, 2006 from a system sale in connection with a project at the Embassy Suites Hotel of Santa Ana, California.  The Embassy Suites Hotel is the initial Showcase Center installation as a direct consequence of our Joint Strategic Agreement with Southern California Gas Company discussed in further detail elsewhere in this 10-KSB.  We continue to be considered a development stage company due to the absence of significant sales.

For the period from February 3, 2000 through June 30, 2007, we incurred selling, general and administrative expenses of approximately $15.2 million and research and development costs of approximately $5.2 million.  We incurred selling, general and administrative expenses in the amounts of $5,559,715 and $2,541,370 for the year ended June 30, 2007 and 2006, respectively.  Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, contract services and consulting services.  We also incurred research and development costs of $2,226,193 and $981,223 for the year ended June 30, 2007 and 2006, respectively. Research and development expenses principally consist of employee compensation, materials and supplies, and outside service costs.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations.  In most cases, the notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and conversion features.  Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds.  This discount, along with note and bond issuance costs, have been amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.”  These charges totaled $1,061,136 and $210,861 for the year ended June  30, 2007 and 2006, respectively. Additionally, interest expense of $852,795 and $779,855 for the year ended June 30, 2007 and 2006, respectively was incurred on promissory notes and convertible bonds.  Between December 2006 and March 2007, $10.3 million of bonds and promissory notes were converted into common stock.  In connection with these conversions, unamortized bond issue costs and unamortized discount on the bonds of more than $500,000 were charged to the consolidated statement of operations and included in the caption “Interest expense from amortization of discount on convertible debt and debt issue costs.”  Additionally, approximately $1.5 million was charged to the consolidated statement of operations as an expense and included in the caption “Inducement expense related to conversion of long-term debt into common stock” for additional consideration given to noteholders in connection with the early conversion of their promissory notes into common stock.  As a result of these conversions, we expect that our interest costs will be substantially reduced for the near future.

During the years ended June 30, 2007 and 2006, we have recorded share-based compensation in the amounts of $6,857,435 and $376,283, respectively. During the year ended June 30, 2007 and 2006, we granted options to certain employees and independent contractors to purchase 4,890,000 and 7,132,700 shares of common stock, respectively.  Under current accounting standards, share-based compensation is charged to the statement of operations over the related service period (usually the vesting period).  Of the share-based compensation recorded in 2007, $5,496,000 relates to the grant of options to purchase a total of 1,500,000 shares of common stock to the Chief Executive Officer and Chief Financial Officer of the Company made pursuant to directives by Chapeau’s Compensation Committee during the year in connection with executive management compensation.  These options vested immediately and all share-based compensation related to the options was expensed during the quarter ended March 31, 2007.

At June 30, 2007, we had current assets of $3,080,505 and current liabilities of $5,745,812 resulting in a working capital deficit of $2,665,307.  Current assets principally include cash and inventories of engines and related components for systems being assembled.  Current liabilities principally include accounts payable and accrued compensation and related payroll tax liabilities.

Plans for Research and Development

We delivered our initial commercial combined heat and power or CHP, cogeneration system during the fiscal year ended June 30, 2004.  This system utilized an industry-recognized, well-established natural gas reciprocating engine, employs state-of-the-art emission control technology, is fully functional and received final approval from Underwriters Laboratories Inc., or UL, for UL listing for “Engine Generator for Co-Generation Use,” #46XT; Standard 2200.  The UL listing applies to the United States and Canada.  In addition to our UL listing, we continue preparing our products for a CE mark which, when authorized, will allow our products to be exported to many European countries.

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

Based on our currently projected order flow and pursuant to our Strategic Alliance Agreement with Cummins Power Generation Inc. discussed in further detail herein in the section entitled “Plan of Operations,” we anticipate developing, in collaboration with Cummins Power Generation Inc., CHP, CCHP and power generation systems in additional power and fuel configurations utilizing Cummins’ engines and ancillaries co-branded as or similar to “BluePoint Energy EnviroGen™ Energy Modules – Powered by Cummins.”  In addition to our current efforts, we also anticipate undertaking collaborative development work in connection with alternative platform configurations, enhancements and features incorporated in the BluePoint Energy EnviroGen™ CHP Modules - Powered by Cummins

Concurrent with all of our activities noted in the foregoing, we are emphasizing development efforts in connection with our GenView™ control technology-based D-RAAP™ solution for the demand response market and we will be directing significant resources in connection with this market in the immediate term.

Liquidity and Sources of Financing

We are currently negotiating for sales and DES agreements, for our CHP and CCHP modules with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets.  In addition, we are currently discussing potentially significant sales, DES agreement opportunities, and joint venture and other strategic relationships with entities both domestic and abroad.  Lastly, we are currently in discussions with various utilities and prospective end user participating sites in connection with demand response programs.  While we anticipate the contemplated cash collections from orders for commercial delivery of our products and services discussed in further detail herein will enable us to meet our cash needs in the longer term, we will require additional operating capital in the near term to enable our current sales and development initiatives.

In March 2006, we executed a note in favor of a current shareholder in the amount of $3,000,000 for proceeds received under the note. The note bore interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on March 10, 2009.  As discussed in Note 5 of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-KSB, principal and unpaid accrued interest under the note were converted into shares of Chapeau common stock during the quarter ended December 31, 2006.

During and shortly after the quarter ended September 30, 2006, as also discussed in Note 5 of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-KSB, we executed convertible promissory notes in favor of an individual in the aggregate amount of $1,500,000 for proceeds received under the notes.  The notes bore interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full on that date which is three years from the issue date.  As discussed therein, principal under the note was converted into shares of Chapeau common stock during the quarter ended December 31, 2006.

As discussed in Note 6 of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-KSB, in January and February 2007, we completed private placements of our common stock generating aggregate proceeds to the Company of $4,187,733.

In March 2007, and as also discussed in Note 5 of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-KSB, Calim Private Equity, LLC, or Calim PE, and Calim Bridge Partners, LLC, or Calim BP, converted 12% interest bearing convertible bonds and notes in the aggregate principal amount of $5,321,000 into shares of Chapeau common stock and warrants expiring in March 2009 to acquire additional shares at per share exercise prices of $0.25 and $0.50.  In addition, interest on the bonds and notes owing at the date of conversion will bear interest at 12% per annum and is payable on March 31, 2009, or earlier as set forth in a Conversion Acknowledgement Letter executed with Calim PE and Calim BP in connection with the conversion.

This latest conversion by Calim PE and Calim BP constitutes the complete conversion of all of our outstanding noncurrent convertible debt into shares of our common stock as previously announced in December 2006 and reduces our long-term debt to approximately $220,755 in connection with a non- interest bearing unsecured promissory note due January 2009 as set forth in Note 5 of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-KSB.

We continue to seek alternative sources of capital to meet our cash requirements, as necessary, and are currently in discussion with various potential financing sources.  There can be no assurance, however, that any potential financing arrangements will be available and, if available, can be obtained on terms favorable to us or in amounts sufficient to meet our cash flow requirements.  If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our near-term cash requirements to continue business operations as an ongoing concern.  As previously noted, through the year ended June 30, 2007, discount energy service agreements incorporating our EnviroGen™ Energy Modules have been executed representing in excess of approximately $12 million in potential future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy service agreements, generally anticipated within six to nine months of inception.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  While management is confident that a number of these contract discussions will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these or any other contract discussions.

Plan of Operations

We continue to focus sales and marketing efforts of our CHP and CCHP systems nationally and more recently internationally.  Domestically, our initial sales and marketing efforts have been in California, New York, New Jersey, Connecticut, Pennsylvania, and, more recently, the Hawaiian Islands.  Our initial international focus has included opportunities, in the United Kingdom, the Middle East, Asia and the Pacific Rim.  We have also recently undertaken discussions with various utilities and prospective end user participating sites in connection with demand response programs.

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

In January 2006, we entered into a Strategic Alliance Agreement with Cummins West, Inc., or CWI, for purposes of developing continuous duty combined heat and power and tri-generation products modeled within the Lean-One® CHP Module brand which will now include the additional title “Powered by Cummins.”  The Agreement provides for joint marketing, sales, training and engineering activities between Chapeau and CWI, as specified in the Agreement.  Among other things, under the terms of the Agreement, Chapeau and CWI will jointly market the Lean-One® CHP Modules—“Powered by Cummins” in both diesel and natural gas iterations with initial emphasis in the hospitality, healthcare, food processing and manufacturing industry sectors.  It is further contemplated that the joint marketing effort will focus preliminarily on projects utilizing our build, own, operate and maintain strategic model incorporating DES agreements throughout all areas encompassed within CWI’s service territory as defined between CWI and Cummins, Inc. for cogeneration and tri-generation purposes.  Additionally, both Chapeau and CWI desire to share CWI’s service and maintenance expertise servicing our CHP Modules integrated with Cummins, Inc. products with other Cummins Inc. service and maintenance dealers worldwide.

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

In December 2006, we entered into a definitive Strategic Alliance Agreement with Cummins Power Generation Inc., or Cummins, a subsidiary of Cummins Inc.  The Alliance Agreement calls for, among other things, collaborative product development, joint marketing and selling activities, and certain exclusivities between Cummins and us as defined in the Alliance Agreement.  Pursuant to the Alliance Agreement: (i) Cummins will contribute to the alliance its expertise in developing, marketing, selling and distributing Cummins power generation and related products; (ii) we will contribute to the alliance our expertise in developing, engineering, packaging and financing CHP products 1 megawatt and below incorporating its BluePoint Energy EnviroGen™ Energy Module line of CHP products; (iii) we will integrate, manufacture and supply EnviroGen™ Energy Modules utilizing Cummins Products to be exclusively co-branded as or similar to “BluePoint Energy EnviroGen™ Energy Modules – Powered by Cummins;” and (iv) Cummins will make available for sale through its worldwide distribution network on an exclusive basis, except as otherwise precluded by any previous commitments, alliances or agreements entered into by Cummins, co-branded BluePoint Energy EnviroGen™ Energy Modules – Powered by Cummins.  The Alliance Agreement has an initial term of five years but may be terminated prior thereto upon the occurrence or non-occurrence of certain events detailed in the Alliance Agreement.

We believe that the most recent Strategic Alliance Agreement with Cummins to be the most significant strategic relationship to date as it legitimizes our overall corporate strategy and substantially enhances and accelerates our future growth potential through collaborative development and marketing efforts as well as enabling us with a global distribution and service capability.

In addition, we have secured DES agreements with prominent entities in both the hospitality and retail market sectors and are currently in discussion with respect to other potential projects both with these entities as well as other major entities in the same and similar sectors.

We continue to seek and evaluate qualified management and other personnel to achieve our business growth objectives.  Based upon our currently projected order flow, we anticipate adding a significant number of staff and management personnel during the next twelve months.

Subsequent Events

In July 2007, we issued 563,158 shares of common stock to our Chief Financial Officer in satisfaction of fees owing in the amount of $131,171.  The stock was issued pursuant to a pre-existing arrangement dating back to fiscal year 2003 whereby we could either pay the fees in cash or by the issuance of common stock based on average closing prices of the stock during each monthly period that the services were rendered.  The fees were earned for services rendered as a consultant to Chapeau between May 2005 and February 2006, but had remained unpaid.  We have remaining an obligation for services rendered between February 2006 and June 2006 in the amount of $57,757, which could be satisfied pursuant to this arrangement through the issuance of 54,082 shares of common stock, at our discretion.

In July 2007, we also issued 297,521 shares of common stock to our two non-management members of the Board of Directors in satisfaction of director fees earned from 2002 through December 31, 2005.  The liability for the directors’ fees for 2002 through 2005 was satisfied through the issuance of stock valued at $0.3876 per share, the average closing price of the stock over the two-month period during which the parties reached agreement to satisfy the liability for director fees through the issuance of common stock.  We also issued a total of 33,000 shares of common stock to our two non-management members of the Board of Directors, which shares were derived from (i) satisfaction of  director fees totaling $33,000 earned during the calendar year ended December 31, 2006 and (ii) partial settlement of director fees owing for 2007.  The liability for the directors’ fees for 2006 was satisfied through the issuance of stock valued at the average closing market price of the stock for the calendar year ended December 31, 2006 in the amount of $1.29 per share.  Effective January 1, 2007, the Board of Directors approved a change in the compensation arrangement for non-employee members of the Board of Directors.  Each non-employee director will be awarded 1,000 shares of common stock per month of service, 1,000 shares of common stock for each board meeting attended, 500 shares of common stock for each committee meeting attended, and 500 shares of common stock for each committee chair position held during the year.  The value of the shares payable for January 1, 2007 to June 30, 2007 have been included at the average closing price for the corresponding month in which services were rendered.  Shares payable for this same period and applicable to special meetings are valued at the closing price of the stock on the actual date of the meeting.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur.  Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to financial statements.  The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008.  The adoption of SFAS No. 158 did not have a material impact on our current financial reporting and disclosures.

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

In September 2006, the U. S. Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our current consolidated financial statements.

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
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the fiscal year ended June 30, 2007, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material financial and non-financial information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is in the timely and accurately recorded, processed, summarized and reported with the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
AND CORPORATE GOVERNANCE;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name and age of each executive officer and director of Chapeau as of June 30, 2007, together with all positions and offices held by each, the term of office, and the period during which each has served:

Name	Age	Position and Office Held	Director and/or Executive Officer Since
Guy A. Archbold	55	Chief Executive Officer Member, Board of Directors	February 14, 2001

Steve Brandon	49	President	May 22, 2007

Steven C. Lagorio	54	Chief Financial Officer, Secretary	July 1, 2006

Neil C. Bokamper	58	Chief Operations Officer	September 22, 2005

Robert W. Medearis	75	Member, Board of Directors	May 15, 2002

Gordon V. Smith	75	Member, Board of Directors	April 20, 2005

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

Steve Brandon, our President, since May 2007, joined the Company in  February 2006, bringing over 25 years of senior management experience in planning, organizing and directing complex programs in both public and private sectors.  Prior to joining Chapeau, Mr. Brandon served as President of Specialized Precision Services, LLC, or SPS, a system design, fabrication and assembly company Mr. Brandon co-founded in 2005.  Prior to SPS Mr. Brandon served as Senior Vice President of Hess Microgen, a wholly owned subsidiary of Amerada Hess Corporation, from 1999 where he was a recognized pioneer in the development of packaged cogeneration systems and related thermal technologies. Mr. Brandon has also served in several key positions with the Federal Aviation Administration of the United States Government, including National Program Manager responsible for planning and execution of numerous programs related to the systematic improvement of air traffic control facilities.

Steven C. Lagorio, our Chief Financial Officer and Secretary since July 2006, has worked independently for his own financial management consulting and advisory services firm since February 2000.  From September 1992 through February 2000, Mr. Lagorio served in various senior financial management positions, most recently as Vice President, Finance and Chief Financial Officer for Ophthalmic Imaging Systems, a publicly traded provider of digital imaging and image enhancement systems and analysis software.  From 1984 to 1992, Mr. Lagorio served as Corporate Controller and Principal Accounting Officer for BR Communications, a publicly traded manufacturer of high-frequency communication equipment and systems for military and diplomatic applications.  Prior to 1994, Mr. Lagorio served in various financial management positions for technology companies in northern California.  Mr. Lagorio began his professional career with the international accounting firm of Arthur Young & Company.  He received his certification as a CPA from the State of California and holds a Bachelor of Science and Commerce degree from Santa Clara University.

Neil C. Bokamper, our Chief Operations Officer since September 22, 2005 joined the Company bringing over 30 years of related experience, most recently with Sybase, Inc., a Northern California-based global enterprise software company, where he served from 1998, most recently as Senior Director of Operations for the North American Sales, Customer Service and Professional Services Organizations.  Prior to Sybase, Mr. Bokamper served as Director of Sales Operations from 1990 for Siemens Computer Systems of North America, a global company engaged in electrical engineering and electronics.

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

Compliance with Section 16(a) of the Exchange Act

The directors, officers and persons who own more than 10% of a class of an equity security of Chapeau are not currently subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Audit Committee

The audit committee was established on October 11, 2002.  The audit committee is composed of three members and operates under a written charter adopted by the board of directors.  The responsibilities of the audit committee are contained in the audit committee charter.  The audit committee during fiscal year 2007 consisted of Messrs. Medearis and Smith, with Mr. Medearis serving as Chairman, and Mr. Lagorio serving as an observer in his capacity of our Chief Financial Officer.   The board had determined to appoint Mr. Lagorio as an observer to the audit committee because of his specific business experience relative to Chapeau’s business.  The board had further determined that Mr. Lagorio’s position with Chapeau would not interfere with his providing impartial advice to the audit committee and that Mr. Lagorio’s service to the audit committee was in the best interests of Chapeau and its shareholders.  The board has also determined that there is no audit committee financial expert serving on the audit committee.  Although the current members of the audit committee do not meet all of the criteria of a financial expert under SEC rules, the board of directors believes that the current members of the audit committee possess sufficient financial knowledge and experience relative to the financial complexity of Chapeau’s financial statements to adequately carry out their duties under the audit committee charter.

The audit committee has reviewed and discussed the audited financial statements with management.  The audit committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant’s independence. Based on the review and discussions referred to in this paragraph above, the audit committee recommended to the board of directors that the audited financial statements be included in this Annual Report on Form 10-KSB.

Code of Ethics

Chapeau has adopted a Code of Personal and Business Conduct and Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Personal and Business Conduct and Ethics was filed as exhibit 14.1 to Form 10-KSB for the year ended June 30, 2006.  We will provide a copy of the Code of Personal and Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Chapeau, Inc., 1190 Suncast Lane, Suite 2, El Dorado Hills, California 95762.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for the last fiscal year, the annual and long-term compensation earned by, awarded to, or paid to our principal executive officer during the preceding fiscal year and each of our two highest compensated executive officers earning more than $100,000 during the last fiscal year (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(f)		(i)		(j)

Guy Archbold	2007	$255,769	$125,000	$3,664,000	(2)	$9,672	(1)	$4,054,411
Chief Executive Officer	2006	175,000	-	509,200	(2)	-		684,200

Steven C. Lagorio	2007	155,769	75,000	1,832,000	(2)	10,994	(1)	2,073,763
Chief Financial Officer	2006	-	-	-		-		-	(3)

Steve Brandon	2007	140,000	-	1,832,000	(2)	2,437	(1)	1,974,437
President	2006	63,974	-	96,050	(2)	-		160,024
____________________
(1)	Consists of amounts paid for health insurance benefits, long-term disability insurance, and the matching contribution under the Company’s 401(k) plan.
(2)
The dollar value recognized for the stock option awards was determined in accordance with SFAS 123R.  See footnote 8 to our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-KSB for disclosure of assumptions made in the valuation of option awards.

(3)
During fiscal year ended June 30, 2006, Mr. Lagorio was an independent consultant to the Company and not an employee.  During this period, Mr. Lagorio earned consulting fees in the amount of $165,600 and was awarded 1,000,000 stock options valued under SFAS 123 at $254,600.

Executive Compensation Narrative

The Company has employment agreements with each of the Named Executive Employees.  The agreements provide for employment terms of up to three years from the date of employment.  The agreement of the Chief Executive Officer had an initial term of three years, but thereafter renews automatically for additional one-year terms, unless terminated by either party.  Generally, if the employee’s employment is terminated for any reason other than voluntary termination or termination for cause prior to the end of the term of the agreement, the employee will be paid severance compensation equal to the amount of the remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

In February 2007, the Compensation Committee approved increases in the annual compensation of the Chief Executive Officer and the Chief Financial Officer to $350,000 and $175,000, respectively, and approved bonuses to the Chief Executive Officer and the Chief Financial Officer in the amounts of $125,000 and $75,000, respectively, as partial recognition of their efforts and accomplishments during the calendar year ended December 31, 2006.  Furthermore, the Compensation Committee established cash bonus targets and incentive criteria for the Chief Executive Officer and the Chief Financial Officer of $200,000 and $100,000, respectively, for the calendar year ending December 31, 2007.  Any bonuses awarded to other employees are at the discretion of the Chief Executive Officer.

In February 2007, the Compensation Committee also granted options to the Chief Executive Officer and to the Chief Financial Officer to purchase 1,000,000 and 500,000 shares of our common stock in partial recognition of their efforts and accomplishment during the calendar year ended December 31, 2006.  The options vested immediately and have an exercise price of $1.49 per share.   Stock options were also granted to Mr. Brandon in February 2007 to purchase 500,000 shares of common stock.  These options vest on a monthly basis over three years and have an exercise price of $1.49 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information respecting the Outstanding Equity Awards at June 30, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)		(d)	(e)	(f)

Guy Archbold	1,000,000	-		-	$0.25	10/12/07
	2,000,000	-		-	$0.25	11/14/15
	1,000,000	-		-	$1.49	2/8/17

Steven C. Lagorio	1,000,000	-		-	$0.25	11/14/15
	500,000	-		-	$1.49	2/8/17

Steve Brandon	234,703	265,297	(1)	-	$0.30	2/1/16
	64,840	435,160	(2)	-	$1.49	2/8/17
____________________
(1)	Options vest ratably over three years from the grant date of February 1, 2006.
(2)	Options vest ratably over three years from the grant date of February 8, 2007.

Directors’ Compensation

The following table sets forth the compensation earned or paid to each director who was not a Named Executive Officer during the year ended June 30, 2007.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Total ($)
(a)	(b)		(c)		(h)

Robert W. Medearis	$11,500	(1)	$29,509	(2)	$41,009

Gordon V. Smith	9,500	(1)	25,259	(2)	34,759

Robert K. Adams(3)	-		-		-

(1)
These fees relate to the six months ended December 31, 2006 pursuant to the policy described below.  Payment of these fees has been subsequently settled through the issuance of common stock valued at the average closing price of $1.29 for the year ended December 31, 2006.

(2)	These fees relate to the six months ended June 30, 2007 pursuant to the policy described below. The dollar value recognized for the stock awards was determined in accordance with SFAS 123R.

(3)	Mr. Adams resigned as a director of the Company on or about December 6, 2006.

Through December 31, 2006, non-employee directors were paid director fees of $1,000 per month, plus $1,000 for each board of directors meeting attended, $500 for each committee meeting attended, and $500 for each committee chair position held during the year.  Effective January 1, 2007, non-employee directors are entitled to receive 1,000 shares of our common stock per month, 1,000 shares of common stock for each board meeting attended, 500 shares of common stock for each committee meeting attended, and 500 shares of common stock for each committee chair position held during the year.

On October 12, 2002, each director  was granted an option to purchase 200,000 shares of common stock of Chapeau, exercisable at $0.25 per share, 50% vested immediately, and 50% vesting ratably over two years, all expiring five years from the date of grant.  In April 2005, upon appointment to the board of directors, Mr. Smith was granted an option to purchase 200,000 shares of Chapeau common stock on the same terms.  On November 14, 2005, Mr. Medearis was granted an option to acquire 500,000 shares, at an exercise price of $0.25 per share, vested immediately, and expiring November 14, 2015.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to each person who was known by us to own beneficially more than 5% of the 56,626,383 shares of common stock outstanding as of September 21, 2007, and information as to the ownership of our common stock by each of our directors, Named Executive Officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners[1]	Number of Shares of Common Stock Held	Percent of Ownership[2]	Rights to Acquire Common Stock[3]	Percent of Ownership if Rights Exercised[4]

Principal Shareholders

Guy A. Archbold 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	445,000	0.8%	4,000,000	7.3%

Gerald H. Dorn 502 Island Avenue Reno, Nevada 89501	2,934,750	5.2%	307,700	5.7%

Gordon V. Smith[5] 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	9,465,500	16.7%	206,973	17.0%

MFPI, LLC[6] P.O. Box 2720 Aspen, Colorado 81612	5,610,000	9.9%	8,239,021	21.4%

Calim Venture Partners II, LLC[7] P.O. Box 2720 Aspen, Colorado 81612	2,634,866	4.7%	4,446,666	11.6%

Calim Bridge Partners I, LLC[8] P.O. Box 2720 Aspen, Colorado 81612	6,666,666	11.8%	6,666,666	21.1%

Calim Bridge Partners II, LLC[9] P.O. Box 2720 Aspen, Colorado 81612	8,333,333	14.7%	8,333,333	25.7%

Directors and Officers

Guy A. Archbold	---------------------------------See Above------------------------------

Gordon V. Smith	---------------------------------See Above------------------------------

Robert W. Medearis 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	567,243	1.0%	708,018	2.2%

Steven C. Lagorio 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	813,158	1.4%	1,500,000	4.0%

Neil Bokamper 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	-	0.0%	257,261	0.5%

Steve Brandon 1190 Suncast Lane, Suite 2 El Dorado Hills, California 95762	-	0.0%	430,137	0.8%

All Officers and Directors as a Group (6 persons)	11,290,901	19.9%	7,102,389	28.9%

_________________________
(1)	To the best of our knowledge, and except as discussed below, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power.

(2)	The percentages shown are based on 56,626,383 shares of Chapeau common stock outstanding as of September 21, 2007.

(3)
Rights to acquire common stock represent the number of options and warrants exercisable by the indicated person, plus shares issuable to non-employee directors, as of a date sixty days after September 21, 2007.

(4)
The percentage shown assumes the exercise of all rights (exercisable within a date sixty days after September 21, 2007) held solely by that individual and a corresponding increase in the issued and outstanding common stock.

(5)	The number of shares and rights to acquire shares includes shares and rights owned by the Gordon V. and Helen C. Smith Foundation, of which Mr. Smith is the President.

(6)	The number of shares and rights to acquire shares includes shares and rights owned by the Michael Feinberg 1986 Insurance Trust.

(7, 8, 9)	The Manager of Calim Venture Partners II, LLC is also the Manager of Calim Bridge Partners I, LLC, and Calim Bridge Partners II, LLC, and is a member of each entity.

The following table provides information as of June 30, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Chapeau are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	12,968,256	$0.67	(1)

Total:	12,968,256
_________________________
(1)
Although our shareholders have not formally approved equity compensation plans, our board of directors has granted options to officers, directors, employees, and consultants.  Non-management directors, including three directors who have resigned from the board, have been granted options to acquire 2,900,000 shares of common stock.  Additionally, the board has approved options to the Chief Executive Officer and to the Chief Financial Officer to acquire 5,000,000 and 1,500,000 shares of common stock, respectively.  Thirty three other employees have been granted options to acquire an aggregate of 6,277,700 shares of common stock and ten consultants have been granted options to acquire 3,200,000 shares of common stock.  Of the options granted to the Chief Executive Officer, the Chief Financial Officer, or to directors, options to acquire 2,100,000 shares of common stock expired unexercised prior to June 30, 2007.  Of the options granted to other employees and consultants, options to acquire 3,249,444 shares of common stock have been forfeited or rescinded, or have expired in connection with the termination of employment or consulting arrangements.  Of the options granted, options have been exercised to acquire 560,000 shares of common stock.  See Item 10. EXECUTIVE COMPENSATION for further details of the options granted.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In June 2002, we entered into a financial advisory agreement with Calim.  Calim beneficially owns more than five percent (5%) of our common stock. Under the terms of the agreement, Calim agreed to provide to Chapeau financial advisory services customary for a start-up company in need of a broad array of financial advice.  As compensation for its services, Calim will be paid a monthly retainer of $10,000.  To the extent that the monthly services exceed 25 hours, Calim is entitled to additional compensation of $250 per hour.  Under this agreement, Calim earned advisory fees of $120,000 in each of the years ended June 30, 2007 and 2006, respectively.  In addition, Calim is entitled to compensation in connection with each transaction, as defined in the agreement, consummated during the term of the agreement, as follows:

(i)	5.0% of gross proceeds received by Chapeau up to $10 million;
(ii)	3.5% of gross proceeds from $10 million to $25 million;
(iii)	2.5% of gross proceeds from $25 million to $100 million; and
(iv)	2.0% of gross proceeds in excess of $100 million.

In connection with the unsecured advances of $300,000 from an individual introduced to the Company by Calim, the Company has incurred a placement fee payable to Calim, in the amount of $15,000 which is included in accounts payable as of June 30, 2007.

The initial term of the agreement was through June 30, 2003, but the agreement automatically renews for successive one-year periods unless terminated in writing by either party.

In March 2007, Calim Private Equity, LLC, MFPI Partners, LLC, and Calim Bridge Partners I, LLC converted a total of $5,321,000 of bonds into 20,473,331 shares of common stock at $0.15 to $0.30 per share.  In connection with the conversion, warrants to acquire 20,473,331 shares of common stock were issued to Calim Private Equity, LLC, MFPI Partners, LLC, and Calim Bridge Partners I, LLC.  The warrants have exercise prices ranging from $0.25 to $0.50 per share and expire in March 2009.  See Note 5 to the Consolidated Financial Statements for further information regarding this conversion.

As of June 30, 2007, Chapeau has an account payable to Calim of approximately $1,107,000 for unpaid placement, advisory, and legal fees.

In March 2006, the Company issued a convertible promissory note in the principal amount of $3,000,000 in favor of the Gordon V. and Helen C. Smith Foundation, or the Foundation, a current shareholder of the Company.  Gordon V. Smith, president of the Foundation, is a director of the Company.  This note and associated accrued interest of $87,945 were converted into 2,470,356 shares of common stock effective December 31, 2006.  As an inducement to convert the note into common stock, the Company agreed to compensate the Foundation for all remaining interest originally scheduled to be paid on the note through its maturity.  The Company agreed to issue the Foundation an additional 589,582 shares of common stock based on the present value of the remaining interest, converted at $1.25 per share.  See Note 5 to the Consolidated Financial Statements for further information regarding this conversion.

On December 18, 2006, the Company issued a short-term, secured promissory note in the principal amount of $500,000 in favor of Gordon V. Smith, a shareholder and director of the Company.  The principal and accrued interest on this note were originally scheduled to be paid in full on February 16, 2007.  The liability related to this promissory note and related accrued interest of $23,178 were satisfied in March 2007 when applied toward the exercise price of a warrant to purchase 1,829,268 shares of common stock by the Gordon V. and Helen C. Smith Foundation.  The balance of the exercise price of the warrants was paid in cash.

Director Independence

Chapeau's common stock is not listed on a national securities exchange or in an inter-dealer quotation system.  Chapeau elects to apply the definition of "independent director" set forth in NASDAQ Rule 4200(a)(15).  Robert W. Medearis and Gordon V. Smith are independent under the "independent director" standard provided for in NASDAQ Rule 4200(a)(15).  However, Mr. Smith is not "independent" under the audit committee independence standards set forth in NASDAQ Rule 4350(d).

ITEM 13.  EXHIBITS

FINANCIAL STATEMENTS AND SCHEDULES

The financial statements, including the index to the financial statements, are included immediately following the signature page to this report.

EXHIBITS

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(3.1)	Articles of Incorporation	Incorporated by reference(1)

2	(3.2)	Bylaws	Incorporated by reference(1)

3	(4.1)	Specimen Stock Certificate	Incorporated by reference(1)

4	(10.1)	Employment Agreements of Mr. Archbold, Mr. Dorn, and Mr. Sorter	Incorporated by reference(2)

5	(10.2)	Option Agreements	Incorporated by reference(2)

6	(10.3)	Specialized Agreement	Incorporated by reference(2)

7	(10.4)	Bridge Loans/Warrants	Incorporated by reference(2)

8	(10.5)	Loan Agreement with Calim Private Equity, LLC	Incorporated by reference(3)

9	(10.6)	Financial Advisory Agreement with Calim Private Equity, LLC	Incorporated by reference(3)

10	(10.7)	Joint Strategic Agreement between Chapeau, Inc. and Southern California Gas Company	Incorporated by reference(4)

11	(10.8)	Amendment to Loan Agreement with Calim Private Equity, LLC	Incorporated by reference(5)

12	(10.9)	Strategic Alliance Agreement with URS Corporation(19)	Incorporated by reference(6)

13	(10.10)	Employment Agreement – Ranson R. Roser	Incorporated by reference(7)

14	(10.11)	Employment Agreement – Thomas R. Black	Incorporated by reference(7)

15	(10.12)	Promissory note dated December 4, 2003 between Chapeau, Inc. and Calim Venture Partners II, LLC	Incorporated by reference(8)

16	(10.13)	Bond Purchase Agreement dated April 16, 2004 between Chapeau, Inc. and Calim Bridge Partners I, LLC	Incorporated by reference(9)

17	(10.14)	Promissory note dated August 27, 2004 between Chapeau, Inc. and Calim Bridge Partners I, LLC	Incorporated by reference(10)

18	(10.15)	First Amendment and Supplement to Bond Purchase Agreement dated April 14, 2005 between Chapeau, Inc. and Calim Private Equity, LLC	Incorporated by reference(11)

19	(10.16)	Demand note dated June 13, 2005 between Chapeau, Inc. and John P. Calamos, Sr.	Incorporated by reference(12)

20	(10.17)	Employment Agreement - Neil Bokamper	Incorporated by reference(13)

21	(10.18)	Strategic Alliance Agreement with Cummins West, Inc.	Incorporated by reference(14)

22	(10.19)	Asset Purchase Agreement with Sierra Precision Services, LLC	Incorporated by reference(14)

23	(10.20)	Commercial Space Lease with Lamonica Properties	Incorporated by reference(14)

24	(10.21)	Convertible Promissory Note with Gordon V. and Helen C. Smith Foundation	Incorporated by reference(14)

25	(10.22)	Employment Agreement – Steve Brandon	Incorporated by reference(15)

26	(10.23)	Employment Agreement – Steven C. Lagorio	Incorporated by reference(15)

27	(10.24)	Employment Agreement – Ronald K. Rinehart	Incorporated by reference(16)

28	(10.25)	Form of Promissory Note Conversion and Common Stock Purchase Agreement with Individual Noteholder executed during the Quarterly Period Ended December 31, 2006	Incorporated by reference(17)

29	(10.26)	Promissory Note Conversion and Common Stock Purchase Agreement with Gordon V. and Helen C. Smith Foundation	Incorporated by reference(17)

30	(10.27)	Promissory Note with Gordon V. Smith dated December 18, 2006	Incorporated by reference(17)

31	(10.28)	Form of Stock Purchase Agreement executed during January and February 2007	Incorporated by reference(17)

32	(10.29)	Strategic Alliance Agreement with Cummins Power Generation(19)	Incorporated by reference(17)

33	(10.30)	Conversion Acknowledgment Letter	Incorporated by reference(18)

34	(10.31)	Form of Stock Purchase Agreement dated July 31, 2007 by and between Chapeau, Inc. and an Individual	This filing

35	(10.32)	Form of Secured Promissory Note with Gordon V. Smith dated September 11, 2007	This filing

37	(14.1)	Code of Personal and Business Conduct and Ethics	Incorporated by reference(15)

38	(31.1)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification by Chief Executive Officer	This filing

39	(31.2)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification by Chief Financial Officer	This filing

40	(32.1)	Section 1350 Certification by Chief Executive Officer	This filing

41	(32.2)	Section 1350 Certification by Chief Financial Officer	This filing
_________________________

(1)	Incorporated by reference from Chapeau's registration statement on Form S-18 filed with the Commission, SEC File No. 33-1289-D.

(2)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2001.

(3)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2002.

(4)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

(5)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2002.

(6)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2002.

(7)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

(8)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2003.

(9)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2004.

(10)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2004.

(11)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2005.

(12)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2005.

(13)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2005.

(14)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended March 31, 2006.

(15)	Incorporated by reference from Chapeau's annual report on Form 10-KSB for the year ended June 30, 2006.

(16)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended September 30, 2006.

(17)	Incorporated by reference from Chapeau's quarterly report on Form 10-QSB for the quarter ended December 31, 2006.

(18)	Incorporated by reference from Chapeau's report on Form 8-K dated March 29, 2007.

(19)	Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted and have been filed separately with the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2007 and 2006 have been audited by our principal accountant, Hansen, Barnett & Maxwell, who have also provided all income tax return preparation services during those years.  Each year our audit committee pre-approves all audit and tax related services prior to the performance of services by Hansen, Barnett & Maxwell.  All other non-audit services, if any, must be pre-approved by our audit committee on a case by case basis.  All services described below were pre-approved by our audit committee.  The percentage of hours expended on the audit by persons other than full time, permanent employees of Hansen, Barnett & Maxwell was zero.

Audit Fees

Aggregate fees billed to us for the years ended June 30, 2007 and 2006 for professional services by Hansen, Barnett & Maxwell, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $35,000 and $33,500, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services by Hansen, Barnett & Maxwell that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us for the years ended June 30, 2007 and 2006 for professional services by Hansen, Barnett & Maxwell for tax compliance, tax advice, and tax planning were $8,225 and $2,500, respectively.

All Other Fees

There were no other fees billed to us by Hansen, Barnett & Maxwell for the year ended June 30, 2006 and $4,700 in other fees billed to us for the year ended June 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CHAPEAU, INC.

Dated: September 28, 2007	By /s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2007	By /s/ Steven C. Lagorio
Steven C. Lagorio, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2007	By /s/ Guy A. Archbold
Guy A. Archbold, Director

Dated: September 28, 2007	By /s/ Robert W. Medearis
Robert W. Medearis, Director

Dated: September 28, 2007	By /s/ Gordon V. Smith
Gordon V. Smith, Director

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - June 30, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years Ended June 30, 2007 and 2006 and for the Period from February 3, 2000 (Date of Inception of the Development Stage) through June 30, 2007	F-4

Consolidated Statements of Shareholders’ Deficit for the Period from February 3, 2000 (Date of Inception of the Development Stage) through June 30, 2005 and for the Years Ended June 30, 2006 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2007 and 2006 and for the Period from February 3, 2000 (Date of Inception of the Development Stage) through June 30, 2007	F-7

Notes to Consolidated Financial Statements	F-8

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Chapeau, Inc.

We have audited the accompanying consolidated balance sheets of Chapeau, Inc. and subsidiary (a development stage company) as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2007 and 2006 and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapeau, Inc. and subsidiary as of June 30, 2007 and 2006 and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, and for the cumulative period from February 3, 2000 (date of inception of the development stage) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective July 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and during the years ended June 30, 2007 and 2006, incurred losses from operations and had negative cash flows from operating activities. As of June 30, 2007, the Company had a working capital deficiency of $2,665,307 and a stockholders’ deficit of $3,936,084. The Company has accumulated a deficit of $34,941,858 from the date of inception of the development stage through June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
September 27, 2007

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$382,284	$1,170,604
Restricted cash	-	600,000
Accounts receivable, net of allowance for doubtful accounts of $24,000	167,681	60,472
Inventory	1,616,022	1,004,926
Deposits on inventory	83,372	42,477
Other current assets	831,146	46,746
Total Current Assets	3,080,505	2,925,225

Property and Equipment, net of accumulated depreciation	583,748	372,259

Other Assets, net	227,519	534,640

Total Assets	$3,891,772	$3,832,124

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$3,054,185	$1,745,966
Accrued liabilities	1,720,922	2,388,674
Customer deposits	327,156	903,414
Payable to related party	300,000	370,000
Promissory notes	200,000	200,000
Current maturities of other obligations payable	143,549	-
Total Current Liabilities	5,745,812	5,608,054

Long-Term Liabilities
Long-term debt, less unamortized discount	220,755	8,122,865
Noncurrent accrued interest and other obligations payable, less unamortized discount and current maturities	1,861,289	-

Total Liabilities	7,827,856	13,730,919

Commitments and contingent liabilities	-	-

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 54,732,704 shares and 26,201,308 shares issued and outstanding at June 30, 2007 and 2006, respectively	54,733	26,201
Additional paid-in capital	31,210,414	8,282,825
Deferred compensation	-	(656,427)
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(34,941,858)	(17,292,021)
Total Shareholders' Deficit	(3,936,084)	(9,898,795)

Total Liabilities and Shareholders' Deficit	$3,891,772	$3,832,124

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,		For the period from February 3, 2000 (date of inception of the development stage) through June 30,
	2007	2006	2007

Revenue:
Sales	$1,129,516	$277,990	$1,907,756
Other	213,491	110,672	324,163
Total revenue	1,343,007	388,662	2,231,919

Cost of revenue:
Sales	856,048	169,300	1,427,116
Other	125,367	60,091	185,458
Total cost of revenue	981,415	229,391	1,612,574

Gross margin	361,592	159,271	619,345

Selling, general and administrative expense	5,559,715	2,541,370	15,179,843
Research and development expense	2,226,193	981,223	5,212,980
Share-based compensation	6,857,435	376,283	7,689,233
Write off of intangible assets	-	-	318,531
Write off of note receivable	-	-	57,330
In-process research and development acquired	-	-	776,624

	14,643,343	3,898,876	29,234,541

Loss from operations	(14,281,751)	(3,739,605)	(28,615,196)

Interest income	67,310	26,258	166,694
Forfeiture of customer deposit	-	-	145,780
Interest expense	(852,795)	(779,855)	(2,500,208)
Interest expense from amortization of discount on convertible debt and debt issues costs	(1,061,136)	(210,861)	(2,617,463)
Inducement expense related to conversion of long-term debt into common stock	(1,521,465)	-	(1,521,465)

Net Loss	$(17,649,837)	$(4,704,063)	$(34,941,858)

Basic and Diluted Loss Per Common Share	$(0.49)	$(0.18)

Basic and Diluted Weighted-Average Common Shares Outstanding	35,950,365	26,067,609

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
	Common Stock		Additional Paid-In	Deferred	Deficit Accumulated Prior to the Development	Deficit Accumulated During the Development	Total Shareholders'
	Shares	Amount	Capital	Compensation	Stage	Stage	Deficit

Balance - February 3, 2000 (Date of Inception of the Development Stage)	12,320,049	$12,320	$230,451	$-	$(259,373)	$-	$(16,602)
Conversion of related-party note payable and accrued interest into additional paid-in capital	-	-	16,602	-	-	-	16,602
Cancellation of stock	(7,820,049)	(7,820)	7,820	-	-	-	-
Issuance of stock for cash, from February to March, 2000, $0.25 per share, less offering costs	4,000,000	4,000	983,285	-	-	-	987,285
Shares issued in acquisition of Specialized Energy Products, Inc., April 11, 2001, $0.15 per share	3,500,000	3,500	521,500	-	-	-	525,000
Issuance of beneficial conversion features, stock, and warrants related to promissory notes, June 2001 through May 2002	315,900	316	572,750	-	-	-	573,066
Issuance of stock for payment of interest, January 2002, $0.20 to $0.28 per share	111,650	112	23,318	-	-	-	23,430
Issuance of stock for payment of compensation, April 2002, $0.25 per share	20,000	20	4,980	-	-	-	5,000
Issuance of stock to note holders in connection with amendment and forbearance agreements, August 2002	830,000	830	57,270	-	-	-	58,100
Issuance of stock for compensation, October 2002, $0.175 per share	2,000,000	2,000	348,000	-	-	-	350,000
Issuance of options for deferred compensation, October 2002	-	-	80,090	(80,090)	-	-	-
Issuance of options related to promissory notes, August through December 2002	-	-	359,626	-	-	-	359,626
Issuance of stock for cash, December 2002, $0.25 per share, less offering costs	400,000	400	94,600	-	-	-	95,000
Conversion of promissory notes and accrued interest	3,561,156	3,561	886,729	-	-	-	890,290
Issuance of stock for payment of rent, February 2003, $0.175 per share	100,000	100	30,900	-	-	-	31,000
Issuance of stock for payment of account payable, February 2003, average of $0.162 per share	250,000	250	40,222	-	-	-	40,472
Issuance of stock and warrants for cash, March through May 2003, $0.30 per share, less offering costs	2,333,334	2,333	627,667	-	-	-	630,000
Issuance of options for deferred compensation, October 2003	-	-	32,000	(32,000)	-	-	-
Issuance of incentive shares of stock pursuant to Specialized Plan of Reorganization and Agreement, January 2004	1,000,000	1,000	399,000	-	-	-	400,000
Issuance of stock for cash, April to May 2004, $0.40 per share, less offering costs	1,250,000	1,250	473,750	-	-	-	475,000
Issuance of beneficial conversion features and warrants related to convertible bonds, April to June 2004	-	-	514,282	-	-	-	514,282
Issuance of stock for cash, March 2005, $0.41 per share	1,829,268	1,829	748,171	-	-	-	750,000
Issuance of options for deferred compensation, September 2004	-	-	31,610	(31,610)	-	-	-
Expiration of options of terminated employee	-	-	(9,692)	9,692	-	-	-
Issuance of beneficial conversion features and warrants related to convertible bonds, July to August 2004	-	-	99,420	-	-	-	99,420
Issuance of beneficial conversion features and warrants related to convertible bonds, April to June 2005	-	-	11,052	-	-	-	11,052
Amortization of deferred compensation	-	-	-	100,515	-	-	100,515
Net loss	-	-	-	-	-	(12,587,958)	(12,587,958)

Balance - June 30, 2005	26,001,308	$26,001	$7,185,403	$(33,493)	$(259,373)	$(12,587,958)	$(5,669,420)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT - CONTINUED

	Common Stock		Additional Paid-In	Deferred	Deficit Accumulated Prior to the Development	Deficit Accumulated During the Development	Total Shareholders'
	Shares	Amount	Capital	Compensation	Stage	Stage	Deficit

Balance - June 30, 2005	26,001,308	$26,001	$7,185,403	$(33,493)	$(259,373)	$(12,587,958)	$(5,669,420)

Issuance of stock and warrants for cash, March 2006, $0.50 per share, less offering costs	200,000	200	89,800	-	-	-	90,000
Issuance of options for deferred compensation, November 2005 to June 2006	-	-	999,217	(999,217)	-	-	-
Issuance of beneficial conversion features and warrants related to convertible bonds, July to December 2005	-	-	8,405	-	-	-	8,405
Amortization of deferred compensation	-	-	-	376,283	-	-	376,283
Net loss	-	-	-	-	-	(4,704,063)	(4,704,063)

Balance - June 30, 2006	26,201,308	26,201	8,282,825	(656,427)	(259,373)	(17,292,021)	(9,898,795)

Reclassification of deferred compensation to additional paid-in capital under SFAS 123R	-	-	(656,427)	656,427	-	-	-
Issuance of beneficial conversion features related to convertible promissory notes, July to October 2006	-	-	120,000	-	-	-	120,000
Conversion of promissory notes into common stock, December 2006, $1.25 per share	1,200,000	1,200	1,498,800	-	-	-	1,500,000
Conversion of promissory note and accrued interest into common stock, December 2006, $1.25 per share	2,470,356	2,471	3,085,474	-	-	-	3,087,945
Common stock issued as an inducement to convert promissory note into common stock, December 2006	589,582	590	1,025,283	-	-	-	1,025,873
Issuance of stock for cash, January 2007, $2.25 to $3.10 per share, less offering costs	1,404,859	1,405	4,161,328	-	-	-	4,162,733
Conversion of bonds into common stock, March 2007 $0.15 to $0.30 per share	20,473,331	20,473	5,300,527	-	-	-	5,321,000
Issuance of common stock pursuant to exercise of stock options and warrants	2,393,268	2,393	1,235,169	-	-	-	1,237,562
Issuance of beneficial conversion feature and warrant related to convertible debt, May 2007	-	-	300,000	-	-	-	300,000
Share-based compensation	-	-	6,857,435	-	-	-	6,857,435
Net loss	-	-	-	-	-	(17,649,837)	(17,649,837)

Balance - June 30, 2007	54,732,704	$54,733	$31,210,414	$-	$(259,373)	$(34,941,858)	$(3,936,084)

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,		For the period from February 3, 2000 (date of inception of the development stage) through June 30,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(17,649,837)	$(4,704,063)	$(34,941,858)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Rent paid with common stock	-	-	31,000
Amortization of discount on convertible promissory notes and debt issue costs	1,061,136	210,861	2,617,463
Inducement expense related to conversion of debt into stock	1,521,465	-	1,521,465
Share-based compensation	6,857,435	376,283	7,689,233
Depreciation and amortization	161,187	83,261	493,186
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	(107,209)	(42,947)	(167,681)
Inventories and related deposits	(651,991)	258,817	(1,699,394)
Other current assets	(784,400)	(26,069)	(827,978)
Other assets	(19,632)	(158,400)	(289,260)
Accounts payable	1,238,219	218,392	2,727,207
Accrued liabilities	1,122,799	795,503	3,646,246
Customer deposits	(576,258)	(95,651)	327,156
Net Cash Used In Operating Activities	(7,827,086)	(3,084,013)	(17,652,648)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(349,176)	(144,909)	(684,485)
Proceeds from disposition of property and equipment	-	27,469	27,469
Net Cash Used In Investing Activities	(349,176)	(117,440)	(1,014,792)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	4,162,733	90,000	7,190,018
Proceeds from exercise of stock options and warrants	714,383	-	714,383
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features, warrants and common stock	2,000,000	4,080,000	11,189,000
Change in cash restricted for the purpose of paying interest on notes payable	600,000	(600,000)	-
Proceeds from payable to related party	-	370,000	370,000
Payment of principal on note payable	-	(45,667)	(71,300)
Payment of other obligations payable	(89,174)	-	(89,174)
Payment of capitalized lease obligations	-	(22,874)	(42,198)
Debt issue costs	-	(30,000)	(211,005)
Net Cash Provided By Financing Activities	7,387,942	3,841,459	19,049,724
Net Increase (Decrease) In Cash and Cash Equivalents	(788,320)	640,006	382,284
Cash and Cash Equivalents At Beginning Of Period	1,170,604	530,598	-
Cash and Cash Equivalents At End Of Period	$382,284	$1,170,604	$382,284

The accompanying notes are an integral part of these consolidated financial statements.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations— Chapeau, Inc. (the “Company”) was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations.  In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001.  From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems.  During the period since December 31, 2003, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments.  Chapeau continues to be considered a development stage company due principally to the lack of significant sales.  Commencing during fiscal 2006 through the year ended June 30, 2007, however, discount energy purchase agreements incorporating the Company’s EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country.  These discount energy purchase agreements represent potential future project revenues to the Company in excess of approximately $12 million from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy purchase agreements. Dependent upon whether the underlying turnkey projects are sold or financed, revenues will be recognized either upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated discount energy purchase agreements, generally anticipated within six to nine months from inception, or over the 10-year term of the associated discount energy purchase agreements.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  Installation and commercial operation of certain of these projects are targeted for calendar 2008.  With the anticipated revenue recognition from these transactions, the Company would no longer be considered to be in the development stage.  Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation systems and related products and services. Chapeau, Inc. and Specialized Energy Products, Inc. do business under the name “BluePoint Energy, Inc.”  BluePoint Energy, Inc. does not exist as a separate legal entity.

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

Accounts receivable– Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable.  Account balances are charged off against the allowance when recovery is considered remote.

Inventories and Deposits on Inventory— Inventories are stated at the lower of cost or market. Cost is determined under the first-in-first-out method. Deposits toward the purchase of assets are reflected as a current asset separate from inventories.  At June 30, 2007 and 2006, inventories consisted of the following:

	2007	2006
Parts for power systems, principally engines	$543,609	$507,379
Power system assemblies in process	1,072,413	497,547

Total Inventories	$1,616,022	$1,004,926

Property and Equipment— Property and equipment are recorded at cost. Depreciation of equipment, furniture, and fixtures is provided over estimated useful lives of three to five years on a straight-line basis.  Amortization of leasehold improvements is provided on a straight-line basis over two to three years, which represents the shorter of their estimated useful lives or the term of the lease.  At June 30, 2007 and 2006, property and equipment consisted of the following:

	2007	2006
Equipment, furniture, and fixtures	$712,963	$401,363
Leasehold improvements	72,477	34,901
Total Property and Equipment	785,440	436,264
Less: Accumulated depreciation and amortization	(201,692)	(64,005)
Property and Equipment, net	$583,748	$372,259

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense relating to property and equipment was $137,687 and $62,220 during the years ended June 30, 2007 and 2006, respectively.

Intangible Assets— The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, determined based on expected discounted cash flows.  As of June 30, 2007, no intangible assets were impaired.

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

Fair Value of Financial Instruments— The face amounts of accounts payable and the promissory note included in currently liabilities approximate their respective fair values due to the short maturities of these instruments.  It is not practicable to estimate the fair value of the long-term debt and other long-term obligations payable, which had an aggregate face value of $2,225,593 in the balance sheet at June 30, 2007.  See Note 5 for a detailed description of the terms of the long-term liabilities.

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

Basic and Diluted Loss Per Share— Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. Antidilutive outstanding stock options, warrants, convertible notes and bonds, and contingently issuable common stock have been excluded from the diluted loss per share calculations.  None of the options, warrants, convertible notes or bonds, or contingently issuable common stock outstanding, as discussed in Notes 5, 6 and 8, were included in the computations of diluted loss per share.

Stock-Based Compensation— The Company has outstanding stock options to employees, directors, and consultants, which are described more fully in Note 8 to the consolidated financial statements.  Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective method.  SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  Prior to adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Under APB 25, no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the date of grant.  The Company’s net loss increased by approximately $2,800,000, or $0.08 per share, during the year ended June 30, 2007 due to the adoption of SFAS 123R.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to July 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).  Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts below for the year ended June 30, 2006:

Year Ended
June 30, 2006
Net loss as reported	$(4,704,063)
Add: Total stock-based compensation expense included in reported net loss	376,283
Less: Total stock-based compensation expense determined under fair value based method	(1,273,694)
Pro forma net loss	$(5,601,474)
Basic and diluted loss per share:
As reported	$(0.18)
Pro forma	$(0.21)

The Company accounts for stock-based compensation with non-employees using the fair value method in accordance with SFAS 123.

Concentration of Credit Risk— The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents on deposit in excess of federally-insured limits in the aggregate amount of $166,645 at June 30, 2007. The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

NOTE 2 – BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant sales. The Company incurred losses of $17,649,837 and $4,704,063 and used $7,827,086 and $3,084,013 of cash in its operating activities during the years ended June 30, 2007 and 2006, respectively. Through June 30, 2007, the Company had accumulated a deficit from inception of the development stage of $34,941,858 and at June 30, 2007, the Company had a shareholders’ deficit of $3,936,084 and a working capital deficiency of $2,665,307. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development of its packaged co-generation and power generation system and related product offerings for sale to the electrical power market. Although the Company has secured purchase orders for its products and has made initial shipments of its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future.  Through June 30, 2007, discount energy purchase agreements have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations, with  installation and commercial operation of a number of these projects targeted for fiscal 2008.  While management is confident that a number of these contract discussions will result in revenues in the near term, there can be no assurance that significant revenues, if any, will be recognized as a result of these contract discussions.

To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by selling its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

NOTE 3 – OTHER CURRENT ASSETS

At June 30, 2007 and 2006, other current assets consisted of the following:

	2007	2006
Advances on sales commissions	$713,746	$-
Prepaid expenses	73,259	45,790
Employee advances	42,641	-
Other assets	1,500	956

Total Other Current Assets	$831,146	$46,746

Sales commissions earned in connection with discount energy purchase and similar agreements are recorded as expense in conjunction with the revenue recognized from such agreements subsequent to installation and operation of the related project.  A portion of such commissions are eligible for advance prior to installation and operation, however, and are reflected herein as advances on sales commissions.  These amounts will be expensed during the period or periods in which the related revenue is recognized.

NOTE 4 – OTHER ASSETS

At June 30, 2007 and 2006, other long-term assets consisted of the following:

	2007	2006
Debt issuance costs, less accumulated amortization	$-	$303,253
Prepaid marketing costs under independent contractor agreement	116,667	123,658
Intellectual property, principally patents and applications, net	64,520	75,887
Lease deposits	46,332	31,842

Total Other Assets	$227,519	$534,640

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs are amortized as interest expense over the terms of the note and the bonds.  During the year ended June 30, 2007, the related note and bonds were converted into common stock and the unamortized debt issuance costs were charged to expense.  Amortization of debt issuance costs for the years ended June 30, 2007 and 2006 was $303,253 and $81,270, respectively, resulting in accumulated amortization of $435,000 at June 30, 2007 and $131,747 at June 30, 2006.

The Company entered into an independent contractor agreement with an outside consultant for sales and marketing services for a term of thirty six months.  Under the agreement, the Company agreed to advance the consultant $200,000 on a non-interest bearing basis, which amount is forgivable over the term of the agreement at the rate of $5,556 per month.  At June 30, 2007, the Company had advanced the entire $200,000 under the agreement and had forgiven $83,333.  At June 30, 2006, the Company had advanced $140,325 and had forgiven $16,667.  The advances are recorded as a long-term prepaid marketing cost and the amortization of the prepayment is recorded as marketing consulting expense.  The unamortized balance of the advances under the agreement is $116,667 and $123,658 at June 30, 2007 and 2006, respectively.

With the shipment of its initial products, the Company has commenced amortizing intellectual property as of July 1, 2004, over an estimated useful life of five years, using the straight-line method.  Amortization expense for the years ended June 30, 2007 and 2006 was $23,500 and $21,041, respectively, resulting in accumulated amortization of $61,740 at June 30, 2007 and accumulated amortization of $38,240 at June 30, 2006.  In the next five years, the amortization expense is estimated to be $25,252; $25,252; $8,054; $4,211; and $1,751, respectively.

NOTE 5 – DEBT FINANCING

2002 Convertible Debt– On August 14, 2002, the Company entered into a loan agreement with Calim Private Equity, LLC, or Calim PE, which was amended on December 2, 2002 to include MFPI Partners, LLC, or MFPI.  From August 2002 through December 2002, the Company received loan advances aggregating $800,000 under a 12% secured, convertible promissory note and issued options to purchase 1,300,000 shares of common stock at $0.10 per share. The promissory note had a maturity date of February 1, 2003, was secured by substantially all of the assets of the Company, accrued interest at 12% per annum, payable quarterly, and was convertible into convertible bonds.  In February 2003, the holders converted the $800,000 promissory note plus accrued interest in the amount of $21,000 into convertible bonds, in accordance with the terms of the loan agreement.  The convertible bonds were due February 1, 2008 and were redeemable by the Company after February 1, 2005. Interest on the bonds accrued at 12% per annum and was payable on a semiannual basis.  Chapeau made no interest payments under the convertible bonds.  Each $1,000 bond was convertible into 6,667 shares of common stock plus warrants to purchase 6,667 shares of common stock at $0.25 per share.  The warrants, when issued, would expire two years after issuance.  In March 2007, Calim PE and MFPI converted the bonds into a total of 5,473,332 shares of common stock and were issued warrants to purchase a total of 5,473,332 shares of common stock at $0.25 per share.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12% Series A Convertible Bonds– Between December 4, 2003 and March 29, 2004, the Company executed promissory notes in favor of Calim Venture Partners II, LLC, or Calim VP, to borrow up to an aggregate maximum principal amount of $1,450,000, of which the Company borrowed $1,435,000.  In April 2004, the Company entered into a Bond Purchase Agreement with Calim Bridge Partners I, LLC, or Calim BP.  Under the terms of this agreement, the Company was authorized to issue up to $2,000,000 of five-year 12% Series A Convertible Bonds, or the Series A Bonds.  The Company converted all principal under outstanding promissory notes payable by the Company to Calim VP in the aggregate amount of $1,435,000 into Series A Bonds pursuant to the Bond Purchase Agreement.  In addition, during 2004, the Company had drawn an aggregate of $565,000 under the Bond Purchase Agreement, resulting in a total of $2,000,000 outstanding under the agreement.  As subsequently amended, the Series A Bonds were convertible into common stock at $0.30 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $0.50 per share. In March 2007, Calim BP converted the bonds into 6,666,666 shares of common stock and were issued warrants to purchase 6,666,666 shares of common stock at $0.50 per share.  The warrants expire two years after issuance.  In connection with the conversion, unamortized bond issue costs and discount on the bonds of approximately $360,000 were charged to the consolidated statement of operations and included in the caption “Interest expense from amortization of discount on convertible debt and debt issue costs.”

12% Series B Convertible Bonds – Between August 27, 2004 and April 5, 2005, the Company executed a promissory note in favor of Calim VP, to borrow up to an aggregate maximum principal amount of $500,000, and received other advances from Calim BP, in the aggregate amount of $770,000.  This note and these advances were unsecured and bore interest at 12% per annum.  In April 2005, the Company entered into a First Amendment and Supplement to the Bond Purchase Agreement with Calim BP.  Under the terms of this amendment, the Company was authorized to issue up to $2,500,000 of five-year 12% Series B Convertible Bonds, or the Series B Bonds.  The Company converted all principal under the outstanding promissory note payable to Calim VP and the other advances payable to Calim BP in the aggregate amount of $1,270,000 into Series B Bonds pursuant to the First Amendment and Supplement to the Bond Purchase Agreement.  In addition, between April 2005 and December 2005, the Company drew the remaining $1,230,000 available under the Series B Bonds.  The Series B Bonds were convertible into common stock at $0.30 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $0.50 per share. In March 2007, Calim BP converted the bonds into 8,333,333 shares of common stock and were issued warrants to purchase 8,333,333 shares of common stock at $0.50 per share.  The warrants expire two years after issuance.  In connection with the conversion, unamortized bond issue costs and discount on the bonds of approximately $150,000 were charged to the consolidated statement of operations and included in the caption “Interest expense from amortization of discount on convertible debt and debt issue costs.”

In connection with the conversion of the 2002 Convertible Debt, the 12% Series A Convertible Bonds, and the 12% Series B Convertible Bonds, the various bondholders agreed that any unpaid interest with respect to any of the bonds or notes at the date of conversion would bear interest at 12% per annum and would be payable in the future from the Company’s net income and associated positive cash flow from the Company’s profitable operations, as soon as practicable in the sole discretion of the Company, but in no event later than March 31, 2009.  Accordingly, accumulated unpaid interest in the aggregate amount of $1,634,552 at June 30, 2007 is presented in the accompanying consolidated balance sheet as “noncurrent accrued interest and other obligations payable.”

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Promissory Notes – In March 2006, the Company issued a convertible promissory note in the principal amount of $3,000,000 in favor of the Gordon V. and Helen C. Smith Foundation, or the Foundation, a current shareholder of the Company.  Gordon V. Smith, president of the Foundation, is a director of the Company.  The note accrued interest at the rate of 12% per annum, payable quarterly commencing June 30, 2006, with the unpaid principal and accrued interest payable in full on March 10, 2009 and was secured by substantially all of the Company’s assets.  Principal and accrued interest under the note were convertible by the Foundation into shares of the Company’s common stock at any time during the first year at a conversion rate of $1.25 per share.  Under the terms of the note, among other things, the Company paid the Foundation a commitment fee in the amount of $30,000.  The fee was being amortized as interest expense over the term of the note. Additionally, the Company agreed to segregate $600,000 of the proceeds of the note and restrict the use of such amount solely to pay interest when due until such time as the note has been paid in full or converted into shares of the Company’s common stock.  This note and associated accrued interest of $87,945 were converted into 2,470,356 shares of common stock effective December 31, 2006.  As an inducement to convert the note into common stock, the Company agreed to compensate the Foundation for all remaining interest originally scheduled to be paid on the note through its maturity.  The Company agreed to issue the Foundation an additional 589,582 shares of common stock based on the present value of the remaining interest, converted at $1.25 per share.  The value of this inducement, as measured on December 13, 2006 (the date the parties agreed in principal to the terms of the conversion), was $1,025,873 and has been recorded in the consolidated statement of operations as an expense and included in the caption “Inducement expense related to conversion of long-term debt into common stock.”

During the three-month period ended September 30, 2006, the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $1,500,000 in favor of an individual (the “Noteholder”).  In connection therewith, the Company issued convertible promissory notes in the aggregate principal amount of $1,500,000 during the six months ended December 31, 2006.  Each note accrued interest at the rate of 12% per annum, payable quarterly, with the unpaid principal and accrued interest payable in full three years from the date of issue, and was secured by substantially all of the Company’s assets.  Principal and accrued interest under each note was convertible by the Noteholder into shares of the Company’s common stock at any time during the first year at a conversion rate of $1.25 per share.  Under the terms of each note, among other things, the Company agreed to segregate an amount equal to 20% of the proceeds of the note and restrict the use of such amount solely to pay interest when due until such time as the note has been paid in full or converted into shares of the Company’s common stock.  The proceeds from the notes were allocated between the notes and the valuation of the beneficial conversion option associated with the notes.  The total amount allocated to the beneficial conversion option was $120,000.  This amount was recorded as a discount on the convertible notes and was being amortized using the effective yield method as a non-cash charge to interest expense over the period from when the note proceeds were received through the maturity dates of the notes.  Effective December 31, 2006, these notes, in the aggregate amount of $1,500,000, were converted into 1,200,000 shares of common stock.  As an inducement to convert the notes into common stock, the Company agreed to pay the note holders all remaining interest originally scheduled to be paid on the notes through their maturity, in the amounts and upon the dates as originally provided in the notes.  The aggregate amounts of these payments was $506,326, including interest accrued on the notes at December 31, 2006 in the amount of $44,874.  This payment arrangement was recorded as other obligations payable in the consolidated balance sheet at its present value of $436,952.  Furthermore, the remaining unamortized discount on the notes in the amount of $103,514 was written off at the effective date of the conversion.  The present value of the noncurrent obligation, less interest accrued at December 31, 2006, plus the amount of the discount written off have been recorded in the consolidated statement of operations as an expense in the aggregate amount of $495,592 and included in the caption “Inducement expense related to conversion of long-term debt into common stock.”

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18% Promissory Note– On December 18, 2006, the Company issued a short-term, secured promissory note in the principal amount of $500,000 in favor of Gordon V. Smith, a shareholder and director of the Company.  The principal and accrued interest on this note were originally scheduled to be paid in full on February 16, 2007.  The liability related to this promissory note and related accrued interest of $23,178 were satisfied in March 2007 when applied toward the exercise price of a warrant to purchase 1,829,268 shares of common stock by the Gordon V. and Helen C. Smith Foundation.  In connection with the exercise of this warrant, Mr. Smith paid the remaining exercise price of $574,383 in cash.

Note Payable under Asset Purchase Agreement– In February 2006, the Company entered into an Asset Purchase Agreement with Sierra Precision Services, LLC, or Sierra, to purchase certain business assets of Sierra.  Under the Agreement, the purchase price for the business assets was $350,000, payable $50,000 at closing and $300,000 pursuant to the terms of a three-year non-interest bearing unsecured note.  The $300,000 non-interest bearing note was recorded at $210,241 to reflect a 12% discount, the incremental borrowing rate of the Company.  The purchased business assets were comprised principally of fabrication, assembly and test equipment to substantially augment and upgrade Chapeau’s production capabilities.

Payable to Related Party– From January 2006 to March 2006, Calim and an individual introduced to the Company by Calim advanced the Company funds in the aggregate amount of $370,000, which amount was recorded as a short term liability in the Company’s financial statements at June 30, 2006.  The Company accrued interest at a rate of 12% per annum in connection with these advances.  Of the unsecured advances, $70,000 represented a placement fee which Calim earned and was entitled to but advanced to the Company with the understanding that the amount would be subsequently repaid. This amount was therefore reclassified to accounts payable during the year ended June 30, 2007.  In connection with the remaining $300,000 in unsecured advances, in May 2007, pursuant to discussions amongst the parties at the time of and subsequent to the advances, management agreed that the advances would be subject to the terms and conditions applicable to the Series B Bonds.  In May 2007, an entry was made in our financial statements to reclassify the $300,000 short term liability as a convertible advance.  In connection therewith, the principal amount of the debt was allocated between the debt and the valuation of the beneficial conversion option now associated with the debt.  The total amount allocated to the beneficial conversion option was $300,000, and was recorded as a discount on the debt. Because there was no due date associated with the debt, the discount was immediately amortized as a non-cash charge and included in the caption “interest expense from amortization of discount on convertible debt and debt issue costs” in the consolidated statement of operations.  On July 31, 2007, the parties entered into a Stock Purchase Agreement that provided for the issuance of 1,000,000 shares of common stock and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $0.50 per share all in accordance with the terms and conditions of the Series B Bonds.

Promissory Notes Payable– On March 31, 2003, the Company entered into a deferred payment and settlement agreement with its landlord in Sparks, Nevada.  Under the terms of this agreement, the Company converted past due rent into a note payable to the landlord in the principal amount of $43,300.  The note was originally due October 1, 2003, was unsecured, and bore interest at 10%.  The note was extended on two occasions.  As of June 30, 2005, the Company had reduced the balance of the note to $17,667 and then paid the note in full during the year ended June 30, 2006.

In June 2005, the Company borrowed $200,000 under a promissory note with an individual affiliated with Calim.  The note bears interest at 12% per annum, payable monthly.  The note is unsecured and is payable on demand.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total interest expense from the amortization of discount on convertible debt and debt issue costs was $1,061,136 and $210,861 for the years ended June 30, 2007 and 2006, respectively. Summary information regarding notes payable, bonds payable, and payable to related party for the years ended June 30, 2007 and 2006 is as follows:

	Promissory Notes, Bonds Payable, and Payable to Related Party	Unamortized Discount on Bonds and Notes Payable	Promissory Notes, Bonds, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2005	$4,458,667	$(501,562)	$3,957,105
Series B Bonds issued	1,080,000	(8,405)	1,071,595
Issuance of convertible promissory note	3,000,000	-	3,000,000
Note issued for property and equipment	300,000	(89,759)	210,241
Proceeds from payable to related party	370,000	-	370,000
Payments on notes payable	(45,667)	-	(45,667)
Amortization of discount	-	129,591	129,591
Balance at June 30, 2006	9,163,000	(470,135)	8,692,865
Issuance of notes	2,000,000	(120,000)	1,880,000
Conversion of Calim bonds	(5,321,000)	-	(5,321,000)
Conversion of Smith Foundation note	(3,000,000)	-	(3,000,000)
Conversion of promissory notes	(1,500,000)	103,514	(1,396,486)
Application of Gordon V. Smith note toward exercise of stock warrants	(500,000)	-	(500,000)
Transfer of payable to related party to accounts payable	(70,000)	-	(70,000)
Grant of conversion option in connection with a payable to related party	-	(300,000)	(300,000)
Amortization of discount	-	735,376	735,376
Balance at June 30, 2007	$772,000	$(51,245)	$720,755

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable, bonds payable, and payable to related party at June 30, 2007 and 2006 are summarized as follows:

	June 30,	June 30,
	2007	2006
12% convertible bonds, due February 2008, secured by all assets of the Company - converted to common stock in March 2007	$-	$821,000
12% Series A Convertible Bonds, secured by all assets of the Company, less unamortized discount of $0 and $376,349,respectively - converted to common stock in March 2007	-	1,623,651
12% Series B Convertible Bonds, secured by all assets of the Company, less unamortized discount of $0 and $14,802, respectively - converted to common stock in March 2007	-	2,485,198
12% convertible promissory note, secured by the assets of the Company - converted to common stock in December 2006	-	3,000,000
Non-interest bearing note, due January 2009, unsecured, less unamortized discount of $51,245 and $78,984, respectively	220,755	193,016
12% payable to related party, due on demand, unsecured	300,000	370,000
12% note payable, due on demand, unsecured	200,000	200,000
Total Notes Payable, Bonds Payable, and Payable to
Related Party, less Unamortized Discount	720,755	8,692,865
Less amounts due within one year	500,000	570,000
Long-Term Debt	$220,755	$8,122,865

The future maturities of notes payable, bonds payable, and payable to related party are as follows at June 30, 2007:

Year ending June 30,
2008	$500,000
2009	220,755
Thereafter	-
Total	$720,755

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncurrent accrued interest and other obligations payable at June 30, 2007 (none at June 30, 2006) are summarized as follows:

Unpaid accrued interest on converted bonds and notes, payable to various Calim related entities, accrues interest at 12% per annum, unsecured, due no later than March 31, 2009	$1,634,552
Non-interest bearing obligation, payable through October 2009, unsecured, less unamortized discount of $46,866	370,286

Total Noncurrent Accrued Interest and Other Obligations Payable, less Unamortized Discount	2,004,838
Less current maturities of other obligations payable	143,549
Noncurrent Accrued Interest and Other Obligations Payable	$1,861,289

The future maturities of noncurrent accrued interest and other obligations payable are as follows at June 30, 2007:

Year ending June 30,
2008	$143,549
2009	1,795,708
2010	65,581
Thereafter	-
Total	$2,004,838

NOTE 6 – COMMON STOCK

Shares Issued for Cash

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares Issued for Acquisition of Specialized Energy Products, Inc.

In connection with the acquisition of Specialized Energy Products, Inc. in April 2001, the Company agreed to issue an additional three million shares of common stock upon the achievement of certain benchmarks in the development of Specialized’s business. In October 2002, the Company and Specialized agreed in principal to reduce the number of incentive shares from 3,000,000 to 1,500,000 shares of the Company’s common stock, according to the following schedule, in accordance with an executed amendment of the Plan of Reorganization and Agreement among the Company, Specialized, and Chapeau Nevada, Inc., as approved on April 11, 2001:

•	500,000 shares upon initial receipt of revenues from the sale of its engine and control panel products;
•	500,000 shares upon the realization of gross revenues of not less than $2,000,000 in any fiscal quarter; and
•	500,000 shares upon the realization of gross revenues of not less than $4,000,000 in any fiscal quarter.

In January 2004, the Company issued 1,000,000 shares of its common stock pursuant to this arrangement. The shares were issued in accordance with the original Plan of Reorganization.   These shares were issued to former shareholders of Specialized.  The issued common shares were recorded as an addition to the purchase price of Specialized and were recorded at their fair value of $400,000, or $0.40 per share, based on the market value of the Company’s common stock on the date the shares were issued. The additional purchase price was allocated to in-process research and development and was charged to expense when the stock was issued.  If additional contingently issuable common shares are issued, they will also be recorded as additional purchase price and recorded at the current market value of the common stock on the dates they become issuable. The additional purchase price will also be allocated to in-process research and development and charged to expense when recorded.

NOTE 7 – INCOME TAXES

As of June 30, 2007, the Company has operating loss carryforwards of approximately $25,600,000, of which approximately $184,000 represents the net operating losses of Specialized at the date of acquisition.  The operating losses expire, if not used, from 2008 through 2027. The utilization of the pre-acquisition loss carryforwards of Specialized is dependent on the future profitable operation of Specialized under the separate return limitation rules and limitations on the carry forward of net operating losses after a change in ownership.  The components of net deferred tax assets and liabilities were as follows at June 30, 2007 and 2006:

	2007	2006

Deferred tax asset – Operating loss carry forwards	$8,716,876	$4,757,664
Share-based compensation	2,399,469	154,527
Non-deductible accruals, allowances, depreciation and amortization	282,483	220,396
Valuation allowance	(11,398,828)	(5,132,587)
Net Deferred Tax Asset	$–	$–

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance increased $6,266,241 and $1,605,405 during the years ended June 30, 2007 and 2006, respectively.  The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying consolidated financial statements for the years ended June 30, 2007 and 2006:

	2007	2006

Income tax (benefit) at statutory rate	$(6,000,945)	$(1,599,381)
Share-based compensation from stock option grants	86,585	-
Non-deductible interest from amortization of discount on convertible promissory notes	275,791	44,061
Deduction for compensation related to exercise of stock options	(607,580)	-
Expiration of net operating loss carryforwards	262	116
Other non-deductible expenses	23,184	5,394
Other adjustments	(43,538)	(55,595)
Change in valuation allowance	6,266,241	1,605,405
Income Tax Expense	$–	$–

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

During the years ended June 30, 2007 and 2006, the Company granted options to certain members of the board of directors, management, employees and consultants to acquire an aggregate of 4,890,000 and 7,132,700 shares of common stock, respectively.  Stock options granted during the year ended June 30, 2007 are exercisable at prices ranging from $0.25 to $3.50 per share.  Stock options granted during the year ended June 30, 2006 are exercisable at prices ranging from $0.25 to $1.20 per share.  Certain of the options were fully vested upon grant and the remaining options have vesting terms of up to three years.  Options granted during the year ended June 30, 2007 expire ten years after the grant date.  During the year ended June 30, 2007, options to acquire 560,000 shares of common stock were exercised for the payment of $140,000 in cash.  No options to acquire shares of common stock were exercised during the year ended June 30, 2006.  Share-based compensation recorded during the years ended June 30, 2007 and 2006 was $6,857,435 and $376,283, respectively.  No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the options granted at June 30, 2007 and 2006, and changes during the years then ended is presented in the following table:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at July 1, 2005	4,355,000	$0.55
Granted	7,132,700	0.35
Forfeited	(66,009)	0.39
Expired	(488,991)	1.71
Outstanding at June 30, 2006	10,932,700	$0.36
Granted	4,890,000	1.60
Exercised	(560,000)	0.25		$1,787,000
Forfeited	(1,735,694)	1.34
Expired	(558,750)	1.16

Outstanding at June 30, 2007	12,968,256	$0.67	7.1 years	$45,267,941

Exercisable at June 30, 2007	9,927,009	$0.51	6.6 years	$36,259,307

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of stock options during the years ended June 30, 2007 and 2006 were $2.67 and $0.31, respectively.

The following are the weighted-average assumptions used for options granted during the year ended June 30, 2007 and 2006:

	2007	2006

Risk free interest rate	4.81%	4.49%
Expected life	10 Years	9.9 Years
Dividend yield	-	-
Volatility	127%	136%

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

As of June 30, 2007, there was approximately $4.9 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.3 years.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

During the year ended June 30, 2007, the Company issued warrants to acquire 20,473,331 shares of common stock in connection with the conversion of bonds into common stock (see Note 5).  These warrants have exercise prices ranging from $0.25 to $0.50 per share. These warrants were fully vested upon issuance and expire in March 2009.  During the year ended June 30, 2006, the Company issued warrants to acquire 100,000 shares of common stock (see Note 6).  These warrants have an exercise price of $1.25 per share. These warrants were fully vested upon issuance and expire in March 2008.

A summary of the status of the warrants granted at June 30, 2007 and 2006, and changes during the years then ended is presented in the following table, which warrants expire at various dates through April 2009:

	Shares Under Warrant	Weighted Average Exercise Price

Outstanding at July 1, 2005	9,045,936	$0.47
Issued	100,000	1.25
Outstanding at June 30, 2006	9,145,936	$0.48
Issued	20,473,331	0.43
Exercised	(1,833,581)	0.60

Outstanding at June 30, 2007	27,785,686	$0.44

NOTE 9 – COMMITMENTS, CONTINGENT LIABILITIES AND ACCRUED SETTLEMENT OBLIGATIONS

Employment Agreements— The Company has employment agreements with nine employees.  The agreements provide for employment terms of up to three years from the date of employment.  The agreement of the Chief Executive Officer had an initial term of three years, but thereafter renews automatically for additional one-year terms, unless terminated by either party.  Generally, if the employee’s employment is terminated for any reason other than voluntary termination or termination for cause prior to the end of the term of the agreement, the employee will be paid severance compensation equal to the amount of the remaining compensation as originally provided for from the date of termination through the full employment term of the agreement.

Non-Employee Director Stock Compensation— Effective January 1, 2007, the Board of Directors approved a change in the compensation arrangement for non-employee members of the Board of Directors.  Each non-employee director will be awarded 1,000 shares of our common stock per month of service, 1,000 shares of common stock for each board meeting attended, 500 shares of common stock for each committee meeting attended, and 500 shares of common stock for each committee chair position held during the year.  The value of the shares payable for January 1, 2007 to June 30, 2007 have been included at the average closing price for the corresponding month in which services were rendered.  Shares payable for this same period and applicable to special meetings are valued at the closing price of the stock on the actual date of the meeting.

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

The agreement had an initial term ending June 30, 2003, with automatic renewals for successive one-year periods unless terminated in writing by either party.  For each of the years ended June 30, 2007 and 2006, Calim PE earned advisory fees of $120,000.  At June 30, 2007, the Company has an account payable to Calim PE and related entities of approximately $1,107,000  for unpaid advisory fees, legal fees, and placement costs.

Operating Leases— On February 1, 2006, the Company entered into a lease agreement for new facilities and relocated its Nevada operation to Mound House, Nevada.  The new premises include approximately 45,028 square feet.  The lease agreement, as amended, has a term of three years with an option to extend the lease for an additional two years.  The current lease payment is $20,740 per month, and has annual increases up to $21,302 in the third year of the lease.  The Company also leases office space in El Dorado Hills, California.  The California lease provides for current monthly lease payments of $9,243 (increasing to $9,997 by the last year of the lease) through December 2009.  Future minimum lease commitments required under these operating leases are as follows:

Year ending June 30,
2008	$364,830
2009	266,777
2010	59,984
Thereafter	-
Total	$691,591

Lease and rental expense, net of sublease income and amortization of initial free rent credit on a previous lease, charged to operations were $347,681 and $273,902 for the years ended June 30, 2007 and 2006, respectively.

Contingent Liabilities and Accrued Settlement Obligations— In February 2005, Chapeau was named as a defendant in Independent Energy Services, Inc. v. Chapeau, Inc. d/b/a BluePoint Energy, Inc. filed in the Superior Court of State of California, County of Orange.  The matter relates to a joint venture between the Company and Independent Energy Services, Inc. (“IES”), involving the development of a cogeneration demonstration project.  IES sought the return of a deposit in the amount of $228,500 that was transferred to the Company in connection with the project and had asserted claims for, among other things, rescission of the joint venture agreement and conversion.  In August 2005, the Company entered into a Settlement Agreement with IES in connection with this case whereby, among other things, the Company would repay the full deposit of $228,500 in exchange for IES’s dismissal of the case and release of all claims related thereto.  The Company recorded IES’s transfer in the amount of $228,500 on its balance sheet as a current liability in customer deposits at June 30, 2005.  Subsequent to the filing of this action, the Company secured funding for the related cogeneration demonstration project through the financing arrangement with Calim Private Equity, LLC. The full repayment of IES’s deposit was made from proceeds from the sale of the Company’s products in connection with this project.  The final payment under the Settlement Agreement with IES was made in January 2006 and the case was dismissed pursuant to the Settlement Agreement.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CASUALTY LOSS

In February 2004, one of the Company’s cogeneration systems was significantly damaged during field service repair activities at a customer’s installation facility.  While the Company was not a party to the related repair activities, the Company supplied a replacement system and returned the damaged system to the Company’s manufacturing facilities for diagnostic evaluation.  The Company recorded $125,000 as a casualty loss (included in research and development expense) in connection with this event, most of which represents the estimated full repair and/or replacement cost of the damaged system.  In January 2005, as plaintiff, the Company initiated a lawsuit in Chapeau, Inc. d/b/a BluePoint Energy, Inc. v. Gammill Electric, Inc. and Able Crane Service, Inc. in the Superior Court of State of California, County of Placer.  In May 2006, the Company agreed to settle the matter for the aggregate amount of $115,000 which has been paid to the Company by the defendants, the settlement agreement for which was subsequently executed and a mutual release filed with the court in June 2006.  These proceeds were recorded to offset legal expenses incurred in connection with this action.

NOTE 11 – EMPLOYEE RETIREMENT PLAN

During the year ended June 30, 2007, the Company established a 401(k) profit sharing plan (the Plan) to provide retirement benefits to eligible employees.  All employees at least 21 years of age, who have completed three months of service with the Company, are eligible to participate in the Plan.  Under the Plan, employees are allowed to make contributions up to the maximum amount allowed by law.  The Company matches 100 percent of the employee’s contribution up to three percent of their annual compensation, and matches 50% of the employee’s contribution up to an additional two percent of their annual compensation.  The Company contributions vest immediately.  The Company’s contribution to the Plan totaled $23,258 for the year ended June 30, 2007.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company had the following noncash investing and financing activities during the year ended June 30, 2007:

As more fully discussed in Note 5 to the consolidated financial statements, the Company issued 20,473,331 shares of common stock and issued warrants to purchase 20,473,331 shares of common stock upon the conversion of bonds payable to certain Calim related entities in the aggregate amount of $5,321,000.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As more fully discussed in Note 5 to the consolidated financial statements, the Company issued 1,200,000 shares of common stock upon the conversion of notes payable in the aggregate amount of $1,500,000.

As more fully discussed in Note 5 to the consolidated financial statements, the Company issued 3,059,938 shares of common stock upon the conversion of a note payable (including 589,582 shares as an inducement to convert) to the Gordon V. and Helen C. Smith Foundation in the aggregate amount of $3,000,000.

The liability related to a promissory note in the amount of $500,000 and related accrued interest of $23,178 were satisfied in March 2007 when applied toward the exercise price of a warrant to purchase 1,829,268 shares of common stock by the Gordon V. and Helen C. Smith Foundation.

As more fully discussed in Note 5 to the consolidated financial statements, upon conversion of the 2002 Convertible Debt, the 12% Series A Convertible Bonds, and the 12% Series B Convertible Bonds, the related accumulated unpaid interest was modified to be payable in the future, as soon as practicable in the sole discretion of the Company, but in no event later than March 31, 2009.  Accordingly, accumulated unpaid interest in the aggregate amount of $1,574,713 was recharacterized as “noncurrent accrued interest and other obligations payable” at the date of conversion.

The Company had the following noncash investing and financing activities during the year ended June 30, 2006:

In February 2006, the Company entered into an Asset Purchase Agreement to purchase certain business assets.  The purchase was partially paid by the issuance of a three-year non-interest bearing note with a face amount of $300,000, which was recorded at $210,241 to reflect a 12% discount.

Cash paid for interest expense was $237,674 and $2,785 during the years ended June 30, 2007 and 2006, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Common Stock and Options

As discussed in Note 5 to the consolidated financial statements, the Company has a payable to a related party in the amount of $300,000.  Subsequent to June 30, 2007, this debt of $300,000 was converted into 1,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock at $0.50 per share.

In July 2007, the Company issued 563,158 shares of common stock to its Chief Financial Officer in satisfaction of fees owing in the amount of $131,171.  The stock was issued pursuant to a pre-existing arrangement dating back to fiscal year 2003 whereby the Company could either pay the fees in cash or by the issuance of common stock based on average closing prices of the stock during each monthly period that the services were rendered.  The fees were earned for services rendered as a consultant to the Company between May 2005 and February 2006, but had remained unpaid.  The Company has a remaining obligation for services rendered between February 2006 and June 2006 in the amount of $57,757, which could be satisfied pursuant to this arrangement through the issuance of 54,082 shares of the Company’s common stock, at the discretion of the Company.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2007, the Company also issued 297,521 shares of common stock to its two non-management members of the Board of Directors in satisfaction of director fees earned from 2002 through December 31, 2005.  The liability for the directors’ fees for 2002 through 2005 was satisfied through the issuance of stock valued at $0.3876 per share, the average closing price of the stock over the two-month period during which the parties reached agreement to satisfy the liability for director fees through the issuance of common stock.  The Company also issued a total of 33,000 shares of common stock to its two non-management members of the Board of Directors, which shares were derived from (i) satisfaction of  director fees totaling $33,000 earned during the calendar year ended December 31, 2006 and (ii) partial settlement of director fees owing for 2007.  The liability for the directors’ fees for 2006 was satisfied through the issuance of stock valued at the average closing market price of the stock for the calendar year ended December 31, 2006 in the amount of $1.29 per share.  Effective January 1, 2007, the Board of Directors approved a change in the compensation arrangement for non-employee members of the Board of Directors.  Each non-employee director will be awarded 1,000 shares of common stock per month of service, 1,000 shares of common stock for each board meeting attended, 500 shares of common stock for each committee meeting attended, and 500 shares of common stock for each committee chair position held during the year.  The value of the shares payable for January 1, 2007 to June 30, 2007 have been included at the average closing price for the corresponding month in which services were rendered.  Shares payable for this same period and applicable to special meetings are valued at the closing price of the stock on the actual date of the meeting.

Also in July 2007, the Company granted an option to an employee to purchase 200,000 shares of common stock at $1.50 per share.  The option vests over three years and expires ten years after the grant date.

In August 2007, the Board of Directors resolved a disagreement with a former executive officer and board member through the authorization to issue 107,700 shares of common stock in exchange for the cancellation of an option to purchase 107,700 shares of common stock, exercisable at $0.25 per share.

Debt Financing

In September 2007, the Company entered into two secured promissory notes to borrow up to the aggregate maximum amount of $6.1 million as set forth in the notes.  The notes provide financing for three projects related to discount energy purchase agreements incorporating the Company’s EnviroGen™ Energy Modules.  The promissory notes are with Gordon V. Smith, a current shareholder and director of the Company.  The notes accrue interest at various rates set forth in the notes.  During the Start-Up Period, as that term is defined in the notes, interest is payable in units, each comprised of one share of common stock and one warrant to purchase common stock.  The number of units to be issued is determined by dividing the amount of interest accrued during the Start-Up Period by the lesser of $2.25 or 80% of the closing price of the Company’s common stock on the last day of the Start-Up Period.  Each warrant shall be exercisable for four years from the last day of the Start-Up Period and the exercise price shall be the average closing price of the common stock on the last day of the Start-Up Period and the previous four days.  Thereafter, principal and interest are payable in cash as set forth in the notes.  The notes are secured by all of the property and assets of the Company and Mr. Smith in entitled to a 3% placement fee on each advance under the notes.  Under the notes, Mr. Smith was granted a right of first refusal with respect to the financing of each of the next thirty projects undertaken by the Company in connection with the execution of a discount energy purchase or similar agreement.  In addition, upon the earlier of the advancement of the maximum amount of the note or written notice by the Company of its intention to prepay the principal outstanding under the note, the Company shall issue Mr. Smith a six-month option and a four-year warrant to purchase common stock of the Company, each exercisable at $3.00 per share.  The aggregate number of options and warrants to be issued under the notes is equal to 1.83% and 1.12%, respectively, of the number of shares of the Company’s common stock issued and outstanding on a fully diluted basis.  To the extent that advances under the notes are less than the maximum amount available, the number of options and warrants to be issued under the notes would be reduced proportionately.