Form 10QSB
period 2007-09-30
CHAPEAU INC
filed 2007-11-14
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2007

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

Yes    ____         No         X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ____         No         X

As of November 13, 2007, the Issuer had 59,980,795 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    ____         No         X

CHAPEAU, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of September 30, 2007 and June 30, 2007 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2007 and 2006, and for the period from February 3, 2000 (date of inception of the development stage) through September 30, 2007, together with unaudited condensed notes thereto.  In the opinion of management of Chapeau, the financial statements reflect all adjustments, each of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2007, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2007	2007
ASSETS

Current Assets
Cash and cash equivalents	$1,972,055	$382,284
Accounts receivable, net of allowance for doubtful accounts of $24,000	148,316	167,681
Inventory	2,516,443	1,616,022
Deposits on inventory	22,325	83,372
Other current assets	821,123	831,146
Total Current Assets	5,480,262	3,080,505

Property and Equipment, net of accumulated depreciation	758,275	583,748

Other Assets, net	326,258	227,519

Total Assets	$6,564,795	$3,891,772

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$3,358,234	$3,054,185
Accrued liabilities	1,667,284	1,720,922
Customer deposits	340,053	327,156
Payable to related party	-	300,000
Promissory note	200,000	200,000
Current maturities of long-term debt	71,783	-
Current maturities of other obligations payable	147,844	143,549
Total Current Liabilities	5,785,198	5,745,812

Long-Term Liabilities
Long-term debt, less unamortized discount and current maturities	4,226,496	220,755
Noncurrent accrued interest and other obligations payable, less unamortized discount and current maturities	1,870,251	1,861,289

Total Liabilities	11,881,945	7,827,856

Commitments and contingent liabilities	-	-

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 59,673,095 shares and 54,732,704 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	59,673	54,733
Additional paid-in capital	32,528,568	31,210,414
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(37,646,018)	(34,941,858)
Total Shareholders' Deficit	(5,317,150)	(3,936,084)

Total Liabilities and Shareholders' Deficit	$6,564,795	$3,891,772

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,		For the period from February 3, 2000 (date of inception of the development stage) through September 30,
	2007	2006	2007

Revenue:
Sales	$21,982	$248,500	$1,929,738
Other	121,872	35,060	446,035
Total revenue	143,854	283,560	2,375,773

Cost of revenue:
Sales	49,815	146,028	1,476,931
Other	71,681	28,398	257,139
Total cost of revenue	121,496	174,426	1,734,070

Gross margin	22,358	109,134	641,703

Selling, general and administrative expense	1,473,111	983,076	16,652,954
Research and development expense	477,960	333,881	5,690,940
Share-based compensation	564,904	147,133	8,254,137
Write off of intangible assets	-	-	318,531
Write off of note receivable	-	-	57,330
In-process research and development acquired	-	-	776,624

	2,515,975	1,464,090	31,750,516

Loss from operations	(2,493,617)	(1,354,956)	(31,108,813)

Interest income	7,186	16,228	173,880
Forfeiture of customer deposit	-	-	145,780
Interest expense	(199,569)	(306,886)	(2,699,777)
Interest expense from amortization of discount on convertible debt and debt issues costs	(18,160)	(67,357)	(2,635,623)
Inducement expense related to conversion of long-term debt into common stock	-	-	(1,521,465)

Net Loss	$(2,704,160)	$(1,712,971)	$(37,646,018)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.07)

Basic and Diluted Weighted-Average Common Shares Outstanding	57,027,730	26,201,308

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,		For the period from February 3, 2000 (date of inception of the development stage) through September 30,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(2,704,160)	$(1,712,971)	$(37,646,018)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Rent paid with common stock	-	-	31,000
Amortization of discount on convertible promissory notes and debt issue costs	18,160	67,357	2,635,623
Inducement expense related to conversion of debt into stock	-	-	1,521,465
Share-based compensation	564,904	147,133	8,254,137
Depreciation and amortization	53,956	33,057	547,142
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	19,365	17,856	(148,316)
Inventories and related deposits	(839,374)	(281,797)	(2,538,768)
Other current assets	10,023	1,652	(817,955)
Other assets	16,274	(43,007)	(272,986)
Accounts payable	435,219	23,494	3,162,426
Accrued liabilities	171,674	247,248	3,817,920
Customer deposits	12,897	(132,317)	340,053
Net Cash Used In Operating Activities	(2,241,062)	(1,632,295)	(19,893,710)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(222,190)	(37,382)	(906,675)
Proceeds from disposition of property and equipment	-	-	27,469
Net Cash Used In Investing Activities	(222,190)	(37,382)	(1,236,982)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	7,190,018
Proceeds from exercise of stock options and warrants	150,000	-	864,383
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features, warrants and common stock	4,070,000	1,353,225	15,259,000
Change in cash restricted for the purpose of paying interest on notes payable	-	(158,645)	-
Proceeds from payable to related party	-	-	370,000
Payment of principal on note payable	-	-	(71,300)
Payment of other obligations payable	(44,877)	-	(134,051)
Payment of capitalized lease obligations	-	-	(42,198)
Debt issue costs	(122,100)	-	(333,105)
Net Cash Provided By Financing Activities	4,053,023	1,194,580	23,102,747
Net Increase (Decrease) In Cash and Cash Equivalents	1,589,771	(475,097)	1,972,055
Cash and Cash Equivalents At Beginning Of Period	382,284	1,170,604	-
Cash and Cash Equivalents At End Of Period	$1,972,055	$695,507	$1,972,055

Supplemental Schedule of Noncash Investing and Financing Activities – Note F.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(A)  Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations— Chapeau, Inc., or the Company, was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations.  In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001.  From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems.  During the period since December 31, 2003, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments.  Chapeau continues to be considered a development stage company due principally to the lack of significant sales.  Commencing during fiscal 2006 through the year ended June 30, 2007, however, discount energy service agreements incorporating the Company’s EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country.  Discount energy service agreements provide potential customers with the ability to utilize our cogeneration systems through long term energy service, or DES, agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs.  These discount energy service agreements represent potential future project revenues to the Company from the delivery of turnkey energy generation capabilities.  If the underlying turnkey projects are sold, or financed, revenues will be recognized either upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated discount energy service agreements, generally anticipated to occur within six to nine months from inception of the project.  If the underlying turnkey projects are financed, revenues will be recognized over the 10-year term of the associated discount energy service agreements.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  Installation and commercial operation of certain of these projects are targeted for calendar 2008.  With the anticipated revenue recognition from these transactions, the Company would no longer be considered to be in the development stage.  Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation systems and related products and services. The Company does business under the name “BluePoint Energy, Inc.”  BluePoint Energy, Inc. does not exist as a separate legal entity.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2007 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2007, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2007 and its consolidated results of operations and cash flows for the three months ended September 30, 2007 and 2006 and for the period from February 3, 2000 (date of inception of the development stage), through September 30, 2007.

The results of operations for the three months ended September 30, 2007, may not be indicative of the results that may be expected for the year ending June 30, 2008.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant sales. The Company incurred losses of $2,704,160 and $1,712,971 during the three-month periods ended September 30, 2007 and 2006, respectively, and used $2,241,062 and $1,632,295 of cash in its operating activities during the three-month periods ended September 30, 2007 and 2006, respectively.  Through September 30, 2007, the Company has accumulated a deficit during the development stage of $37,646,018 and at September 30, 2007, the Company has a shareholders’ deficit of $5,317,150 and a working capital deficit of $304,936.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development of its packaged co-generation and power generation system and related product offerings for sale to the electrical power market. Although the Company has secured purchase orders for its products and has made initial shipments of its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future.  Through September 30, 2007, discount energy service agreements have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations, with  installation and commercial operation of a number of these projects targeted for fiscal 2008.  While management is confident that a number of these contract discussions will result in revenues in the near term, there can be no assurance that significant revenues, if any, will be recognized as a result of these contract discussions.

To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by selling its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

(B) Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 38,676,033 shares of common stock issuable upon exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at September 30, 2007.  None of the 66,208,430 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at September 30, 2006.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(C) Financing

In September 2007, the Company entered into two secured promissory notes to borrow up to the aggregate maximum amount of $6.1 million, as set forth in the notes.  During the three months ended September 30, 2007, the Company borrowed $4,070,000 under the notes.  The notes provide financing for three projects related to discount energy service agreements incorporating the Company’s EnviroGen™ Energy Modules.  The promissory notes are with Gordon V. Smith, a current shareholder and director of the Company.  The notes accrue interest at rates of up to 24%, as set forth in the notes.  During the Start-Up Period, as that term is defined in the notes, interest is payable in units, each comprised of one share of common stock and one warrant to purchase common stock.  The number of units to be issued is determined by dividing the amount of interest accrued during the Start-Up Period by the lesser of $2.25 or 80% of the closing price of the Company’s common stock on the last day of the Start-Up Period.  Interest on the notes in the amount of $140,644 has been accrued at the estimated fair value of the units that would be issuable at September 30, 2007 for interest accrued through that date and recorded in accrued liabilities and in interest expense.  Each warrant shall be exercisable for four years from the last day of the Start-Up Period and the exercise price shall be the average closing price of the common stock on the last day of the Start-Up Period and the previous four days.  Thereafter, principal and interest are payable in cash over a term of ten years from the dates of the notes, as further described in the notes.  The notes are secured by all of the property and assets of the Company and Mr. Smith in entitled to a 3% placement fee on each advance under the notes.  Under the notes, Mr. Smith was granted a right of first refusal with respect to the financing of each of the next thirty projects undertaken by the Company in connection with the execution of a discount energy service or similar agreement.

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

Summary information regarding notes payable,  long-term debt, and payable to related party for the three months ended September 30, 2007 is as follows:

	Promissory Notes, Long-Term Debt, and Payable to Related Party	Unamortized Discount on Note Payable	Promissory Notes, Long-Term Debt, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2007	$772,000	$(51,245)	$720,755
Issuance of long-term debt	4,070,000	-	4,070,000
Conversion of payable to related party	(300,000)	-	(300,000)
Amortization of discount	-	7,524	7,524
Balance at September 30, 2007	$4,542,000	$(43,721)	$4,498,279

Total interest expense from the amortization of discount on all convertible debt and all debt issue costs was $18,160 and $67,357 for the three months ended September 30, 2007 and 2006, respectively.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Notes payable, long-term debt, and payable to related party at September 30, 2007 and June 30, 2007 are summarized as follows:

	September 30,	June 30,
	2007	2007
22% notes payable, payable in monthly installments through September 2017, secured by all assets of the Company	$4,070,000	$-
Non-interest bearing note, due January 2009, unsecured, less unamortized discount of $43,721 and $51,245, respectively	228,279	220,755
12% payable to related party, due on demand, unsecured	-	300,000
12% note payable, due on demand, unsecured	200,000	200,000
Total Notes Payable, Long-Term Debt, and Payable to Related Party, less Unamortized Discount	4,498,279	720,755
Less amounts due within one year	271,783	500,000
Long-Term Debt	$4,226,496	$220,755

Noncurrent accrued interest and other obligations payable at September 30, 2007 and June 30, 2007 are summarized as follows:

	September 30,	June 30,
	2007	2007
Unpaid accrued interest on converted bonds and notes, payable to various Calim related entities, accrues interest at 12% per annum, unsecured, due no later than March 31, 2009	$1,682,844	$1,634,552
Non-interest bearing obligation, payable through October 2009, unsecured, less unamortized discount of $37,024 and $46,866 respectively	335,251	370,286
Total Noncurrent Accrued Interest and Other Obligations Payable, less Unamortized Discount	2,018,095	2,004,838
Less current maturities of other obligations payable	147,844	143,549
Noncurrent Accrued Interest and Other Obligations Payable	$1,870,251	$1,861,289

(D) Common Stock

At June 30, 2007, the Company had a payable to a related party in the amount of $300,000.  On July 31, 2007, this debt of $300,000 was converted into 1,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock at $0.50 per share.

In July 2007, the Company issued 563,158 shares of common stock to its Chief Financial Officer in satisfaction of fees owing in the amount of $131,171.  The stock was issued pursuant to a pre-existing arrangement dating back to fiscal year 2003 whereby the Company could either pay the fees in cash or by the issuance of common stock, the amount of such stock determined by dividing the dollar amount of the fees in question by the average closing prices of the stock during each monthly period that the services were rendered.  The fees were earned for services rendered as a consultant to the Company between May 2005 and February 2006, but had remained unpaid.  The Company has a remaining obligation for services rendered between February 2006 and June 2006 in the amount of $57,757, which could be satisfied pursuant to this arrangement through the issuance of 54,082 shares of the Company’s common stock, at the discretion of the Company.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In July 2007, the Company also issued 297,521 shares of common stock to its two non-management members of the Board of Directors in satisfaction of director fees earned from 2002 through December 31, 2005.  The liability for the directors’ fees for 2002 through 2005 was satisfied through the issuance of stock valued at $0.3876 per share, the average closing price of the stock over the two-month period during which the parties reached an agreement to satisfy the liability for director fees through the issuance of common stock.  In July 2007, the Company also issued a total of 33,000 shares of common stock to its two non-management members of the Board of Directors, which shares were issued in satisfaction of director fees totaling $33,000 earned (i) during the calendar year ended December 31, 2006 and (ii) partial settlement of director fees owing for 2007.  The liability for the directors’ fees for 2006 was satisfied through the issuance of stock valued at the average closing market price of the stock for the calendar year ended December 31, 2006 in the amount of $1.29 per share.  Effective January 1, 2007, the Board of Directors approved a change in the compensation arrangement for non-employee members of the Board of Directors.  Each non-employee director will be awarded 1,000 shares of common stock per month of service, 1,000 shares of common stock for each board meeting attended, 500 shares of common stock for each committee meeting attended, and 500 shares of common stock for each committee chair position held during the year.  The value of the shares payable for January 1, 2007 to September 30, 2007 have been included at the average closing price for the corresponding month in which services were rendered.  Shares payable for this same period and applicable to special meetings are valued at the closing price of the stock on the actual date of the meeting.

As more fully disclosed in Note E to the condensed consolidated financial statements, the exercise of warrants and options during the three months ended September 30, 2007 resulted in the issuance of 3,046,712 shares of common stock.

(E) Stock Options and Warrants

Stock Options

The Company accounts for stock options and warrants under Statement of Financial Accounting Standards 123R (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  For options granted during the three months ended September 30, 2007 and 2006, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.  During the three-month periods ended September 30, 2007 and 2006, the Company granted options to acquire 200,000 shares and 1,700,000 shares of the Company’s common stock, respectively.  The weighted average fair values of stock options at the date of grant during the three-month periods ended September 30, 2007 and 2006 were $4.09 and $1.28, respectively.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The following are the weighted-average assumptions used for options granted during the three-month periods ended September 30, 2007 and 2006:

	2007	2006

Risk free interest rate	5.09%	5.01%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	130%	130%

The assumptions employed in the Black-Scholes option pricing model include the following: (i) the expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends; (ii) the expected volatility is based on the historical price volatility of our common stock; (iii) the risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options; and (iv) the dividend yield represents our anticipated cash dividend over the expected life of the stock options.

For the three-month periods ended September 30, 2007 and 2006, the Company reported compensation expense related to stock options of $564,904 and $147,133, respectively.

During the three months ended September 30, 2007, options to acquire 200,000 shares of common stock were exercised (none during the three months ended September 30, 2006).   The total intrinsic value of options exercised during the three-month period ended September 30, 2007 was $440,000.

A summary of stock option activity for the three-month period ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at July 1, 2007	12,968,256	$0.67
Granted	200,000	1.50
Exercised	(200,000)	0.25		$440,000
Expired	(55,556)	0.66

Outstanding at September 30, 2007	12,912,700	$0.69	7.1 years	$19,363,080

Exercisable at September 30, 2007	10,052,120	$0.53	6.6 years	$16,340,157

As of September 30, 2007, there was approximately $5.1 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.2 years.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Stock Warrants

In connection with the issuance of common stock, notes payable, and bonds payable, including the conversion of certain notes and bonds payable, the Company has issued warrants to purchase shares of the Company’s common stock.  During the three months ended September 30, 2007, the Company issued warrants to purchase 1,000,000 shares of common stock in connection with the conversion of debt into stock and warrants as more fully discussed in Note D to the condensed consolidated financial statements.  During the three months ended September 30, 2007, warrantholders exercised warrants to acquire 1,000,000 shares of common stock for $100,000 cash and exercised warrants (with an exercise price of $0.25) to acquire 2,022,353 shares on a cashless basis and received 1,846,712 shares of common stock.

A summary of stock warrant activity for the three months ended September 30, 2007 is presented below:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at July 1, 2007	27,785,686	$0.44
Issued	1,000,000	0.50
Exercised	(3,022,353)	0.20

Outstanding at September 30, 2007	25,763,333	$0.47

(F) Supplemental Schedule of Noncash Investing and Financing Activities

Cash paid for interest expense was $0 and $120,000 during the three months ended September 30, 2007 and 2006, respectively.

The Company had the following noncash investing and financing activities during the three months ended September 30, 2007 (none for the three months ended September 30, 2006):

As more fully discussed in Note D to the condensed consolidated financial statements, the Company issued 1,000,000 shares of common stock and issued warrants to purchase 1,000,000 shares of common stock upon the conversion of a payable to related party in the amount of $300,000.

As more fully discussed in Note D to the condensed consolidated financial statements, the Company issued 563,158 shares of common stock to its Chief Financial Officer in satisfaction of fees owing in the amount of $131,171.

As more fully discussed in Note D to the condensed consolidated financial statements, the Company issued 330,521 shares of common stock to its two non-management members of the Board of Directors in satisfaction of director fees earned.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(G) Subsequent Events

Stock Options– On October 10, 2007, by the unanimous consent of the members of the Board of Directors, the expiration dates of certain options to acquire 1.6 million shares of common stock at $0.25 per share with an original expiration date of October 11, 2007 were extended to January 11, 2008.  Of these options, 1 million are held by the Chief Executive Officer of the Company and 200,000 are held by a non-employee director of the Company.

In August 2007, the Board of Directors resolved a disagreement with a former executive officer and board member through the authorization to issue 107,700 shares of common stock in exchange for the cancellation of an option to purchase 107,700 shares of common stock, exercisable at $0.25 per share.  The shares were issued in October 2007.  In October 2007, this same former executive officer and board member also exercised an option to acquire 200,000 shares of common stock at $0.25 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis and Risk Factors set forth in Chapeau’s Form 10-KSB for the fiscal year ended June 30, 2007.  As used herein, “Chapeau,” “we,” “our,” “us” and the like refer to Chapeau, Inc.

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to management .  Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results may differ from our expectations, and those differences may be material.  We are not undertaking any obligation to update any forward-looking statements.  Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Risk factors

Certain material risks that we believe are faced by Chapeau as of the date of this report on Form 10-QSB are set forth below.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We have a history of operating losses and may continue to see losses in the future.  During this past fiscal quarter, Chapeau sustained a loss of approximately $2.7 million and, as of September 30, 2007 had an accumulated deficit of approximately $37.9 million.  Without significant product sales and associated revenues and/or additional funding, we will not be able to continue business operations.

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

Many of our potential customers may request or require financing in connection with energy service agreements and our inability to provide access to such financing may adversely impact our financial results. Chapeau seeks to facilitate the financing of the acquisition of our EnviroGen™ Energy Modules through our discount energy service agreement model which provide potential customers with the ability to utilize our cogeneration systems through long term energy service, or DES, agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs.  However, if we are not able to obtain third party financing to support our DES agreements, our sales efforts and financial results will be adversely affected.

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

The conversion or exercise of currently outstanding rights, options and warrants would result in significant dilution to holders of our common stock.  As a result of various transactions previously entered by us, as of September 30, 2007, approximately 40 million additional shares of our common stock are issuable principally from the exercise of purchase rights under private warrants and options.  This represents significant additional potential dilution for our existing shareholders.  The shares of common stock issuable as discussed herein are not included in currently outstanding shares and are not utilized in the calculation of our net loss per share.

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

Overview

Chapeau is an energy management company that provides state-of-the-art, technology-based, environmentally responsible demand response, or DR, and combined heat and power, or CHP, solutions to commercial and industrial energy users across a variety of public and private industry sectors, including hospitality, retail, healthcare, manufacturing and government.  To-date, our efforts have focused principally on incorporating innovative and proprietary engineering solutions into our D-RAAP™, or Demand Response Asset Aggregation Program, and our EnviroGen™ Energy Modules utilizing our GenView™ control systems to enhance our line of DR and CHP product and service offerings while complying with the most stringent emission requirements in the world for the use of reciprocating engines.  Our robust, multi-layered, Internet and microprocessor-based GenView™ control system, designed to integrate energy generating assets with building management control systems, is the cornerstone for all of our product offerings.  We believe that our innovative technological capabilities coupled with strategic partnerships, alliances and relationships forged in recent years will enhance our marketing and selling efforts in connection with not only our CHP line of products but also provide us significant opportunities as we enter the DR market.

Results of Operations and Financial Results

We have been in the development stage since February 3, 2000.  From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems.  Subsequent to December 31, 2003, we shipped and recognized revenue from the sale of our commercial power generation systems, including revenue recognized during the quarter ended March 31, 2006 from a system sale in connection with a project at the Embassy Suites Hotel of Santa Ana, California.  The Embassy Suites Hotel is the initial Showcase Center installation as a direct consequence of our Joint Strategic Agreement with Southern California Gas Company discussed in further detail elsewhere in this 10-QSB.  We continue to be considered a development stage company due to the absence of significant sales.

For the period from February 3, 2000 through September 30, 2007, we incurred selling, general and administrative expenses of approximately $16.7 million and research and development costs of approximately $5.7 million.  We incurred selling, general and administrative expenses in the amounts of $1,473,111 and $983,076 for the three months ended September 30, 2007 and 2006, respectively.  Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, legal fees, contract services and consulting services.  We also incurred research and development costs of $477,960 and $333,881 for the three months ended September 30, 2007 and 2006, respectively. Research and development expenses principally consist of employee compensation, materials and supplies, and outside service costs.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations.  In most cases, the notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and conversion features.  Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds.  This discount, along with note and bond issuance costs, have been amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.”  These charges totaled $18,160 and $67,357 for the three months ended September  30, 2007 and 2006, respectively. Additionally, interest expense of $199,569 and $306,886 for the three months ended September 30, 2007 and 2006, respectively was incurred on promissory notes and convertible bonds.

During the three months ended September 30, 2007 and 2006, we have recorded share-based compensation in the amounts of $564,904 and $147,133, respectively.  Under current accounting standards related to the accounting for stock options granted to employees, share-based compensation is measured at fair value under an option pricing model and the compensation is charged to the statement of operations over the related service period (usually the vesting period).

At September 30, 2007, we had current assets of $5,480,262 and current liabilities of $5,785,198 resulting in a working capital deficit of $304,936.  Current assets principally include cash and inventories of engines and related components for systems being assembled.  Current liabilities principally include accounts payable and accrued compensation and related payroll tax liabilities.

Plans for Research and Development

Based on our currently projected order flow and pursuant to our Strategic Alliance Agreement with Cummins Power Generation Inc. discussed in further detail herein in the section entitled “Plan of Operations,” we anticipate developing, in collaboration with Cummins Power Generation Inc., CHP and power generation systems in additional power and fuel configurations utilizing Cummins’ engines and ancillaries co-branded as or similar to “BluePoint Energy EnviroGen™ Energy Modules – Powered by Cummins.”  In addition to our current efforts, we also anticipate undertaking collaborative development work in connection with alternative platform configurations, enhancements and features incorporated in the BluePoint Energy EnviroGen™ CHP Modules - Powered by Cummins.

Concurrent with all of our activities noted above, we are emphasizing development efforts in connection with our GenView™ control technology-based D-RAAP™ solution for the demand response market and we are currently directing significant resources in connection with this market and anticipate continuing to focus significant resources in connection with this market in the immediate and near term.

Liquidity and Sources of Financing

We are currently negotiating for sales and DES agreements, for our CHP and CCHP modules with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets.  In addition, we are currently discussing potentially significant sales, DES agreement opportunities, and joint venture and other strategic relationships with entities both domestic and abroad.  Most recently, we have signed agreements and are currently in discussions with various utilities and prospective end user participating sites in connection with DR programs.  While we anticipate the contemplated cash collections from orders for commercial delivery of our products and services discussed in further detail herein will enable us to meet our cash needs in the longer term, we will require additional operating capital in the near term to enable our current sales and development initiatives.  If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our near-term cash requirements to continue business operations as a going concern.

In September 2007, we executed in favor of a current shareholder who is also a director two secured promissory notes to borrow up to the aggregate maximum amount of $6.1 million, as set forth in the notes.  The notes provide financing for three projects related to discount energy service agreements incorporating our EnviroGen™ Energy Modules.  As discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB, during the three months ended September 30, 2007, we borrowed $4,070,000 under the notes.  The notes accrue interest at rates of up to 24% per annum as set forth in the notes.  During the Start-Up Period, as that term is defined in the notes, interest is payable in units, each comprised of one share of common stock and one warrant to purchase common stock.  The number of units to be issued is determined by dividing the amount of interest accrued during the Start-Up Period by the lesser of $2.25 or 80% of the closing price of our common stock on the last day of the Start-Up Period.  Each warrant is exercisable for four years from the last day of the Start-Up Period and the exercise price shall be the average closing price of the common stock on the last day of the Start-Up Period and the previous four days.  Thereafter, principal and interest are payable in cash as set forth in the notes.  The notes are secured by all of our property and assets and the noteholder is entitled to a 3% placement fee on each advance under the notes.  Under the notes, the noteholder was granted a right of first refusal with respect to the financing of each of the next thirty projects undertaken by us in connection with the execution of a discount energy service or similar agreement.  In addition, upon the earlier of the advancement of the maximum amount of the note or written notice by us of our intention to prepay the principal outstanding under the note, we shall issue the noteholder a six-month option and a four-year warrant to purchase common stock of the Company, each exercisable at $3.00 per share.  The aggregate number of options and warrants to be issued under the notes is equal to 1.83% and 1.12%, respectively, of the number of shares of the Company’s common stock issued and outstanding on a fully diluted basis.  To the extent that advances under the notes are less than the maximum amount available, the number of options and warrants to be issued under the notes would be reduced proportionately.

We continue to seek alternative sources of capital to meet our cash requirements, as necessary, and are currently in discussion with various potential financing sources.  There can be no assurance, however, that any potential financing arrangements will be available and, if available, can be obtained on terms favorable to us or in amounts sufficient to meet our cash flow requirements.  If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our near-term cash requirements to continue business operations as a going concern.  As previously noted, we have executed DES agreements incorporating our EnviroGen™ Energy Modules representing potential future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy service agreements, generally anticipated within six to nine months of inception.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  While management is confident that a number of these contract discussions will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these or any other contract discussions.

Plan of Operations

We continue to focus sales and marketing efforts of our CHP and CCHP systems nationally and more recently internationally.  Domestically, our initial sales and marketing efforts have been in California, New York, New Jersey, Connecticut, Pennsylvania, and, more recently, the Hawaiian Islands.  Our initial international focus has included opportunities, in the United Kingdom, the Middle East, Asia and the Pacific Rim.  We have also recently undertaken discussions and executed agreements with various utilities and prospective end user participating sites in connection with DR programs.

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

During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules.  In September 2005, URS initiated a formal “Green Building Initiative” that proposes to utilize two key power generation technologies for implementation of energy efficiency with ultra-clean emission capabilities in furtherance of state and federal efficiency and emission standards.  The two power generation technologies proposed for this initiative were a solar alternative and cogeneration equipment supplied exclusively by Chapeau. In August 2006, the State of California Department of Corrections and Rehabilitation, or CDCR, accepted a response to a Request for Qualifications, or RFQ, to provide energy conservation services to adult institutions and juvenile justice facilities under the jurisdiction of the CDCR, which response was submitted in May 2006 by URS on behalf a 3-member team that included us.  The RFQ mandates project management, quality management, engineering, design, construction, estimating, and other energy conservation services to reduce CDCR’s electricity and natural gas purchases.

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

In January 2006, we entered into a Strategic Alliance Agreement with Cummins West, Inc., or CWI, for purposes of developing continuous duty combined heat and power and tri-generation products modeled within the Lean-One® CHP Module brand which as a result of the alliance will include the additional title “Powered by Cummins.”  The Agreement provides for joint marketing, sales, training and engineering activities between Chapeau and CWI, as specified in the Agreement.  Among other things, under the terms of the Agreement, Chapeau and CWI will jointly market the Lean-One® CHP Modules—“Powered by Cummins” in both diesel and natural gas iterations with initial emphasis in the hospitality, healthcare, food processing and manufacturing industry sectors.  It is further contemplated that the joint marketing effort will focus preliminarily on projects utilizing our build, own, operate and maintain strategic model incorporating DES agreements throughout all areas encompassed within CWI’s service territory as defined between CWI and Cummins, Inc. for cogeneration and tri-generation purposes.  Additionally, both Chapeau and CWI desire to share CWI’s service and maintenance expertise servicing our CHP Modules integrated with Cummins, Inc. products with other Cummins Inc. service and maintenance dealers worldwide.

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

In December 2006, we entered into a definitive Strategic Alliance Agreement with Cummins Power Generation Inc., or Cummins, a subsidiary of Cummins Inc.  The Alliance Agreement calls for, among other things, collaborative product development, joint marketing and selling activities, and certain exclusivities between Cummins and us as defined in the Alliance Agreement.  Pursuant to the Alliance Agreement: (i) Cummins will contribute to the alliance its expertise in developing, marketing, selling and distributing Cummins power generation and related products; (ii) we will contribute to the alliance our expertise in developing, engineering, packaging and financing CHP products one megawatt and below incorporating our BluePoint Energy EnviroGen™ Energy Module line of CHP products; (iii) we will integrate, manufacture and supply EnviroGen™ Energy Modules utilizing Cummins Products to be exclusively co-branded as or similar to “BluePoint Energy EnviroGen™ Energy Modules – Powered by Cummins;” and (iv) Cummins will make available for sale through its worldwide distribution network on an exclusive basis, except as otherwise precluded by any previous commitments, alliances or agreements entered into by Cummins, co-branded BluePoint Energy EnviroGen™ Energy Modules – Powered by Cummins.  The Alliance Agreement has an initial term of five years but may be terminated prior thereto upon the occurrence or non-occurrence of certain events detailed in the Alliance Agreement.

In addition, we have secured DES agreements with prominent entities in both the hospitality and retail market sectors and are currently in discussion with respect to other potential projects both with these entities as well as other major entities in the same and similar sectors.

Lastly, as a consequence of our efforts in the DR market, we have recently secured demand-side management agreements with nationally recognized utilities and a national development agreement for DR programs with one of the leading hotel and leisure companies in the world and are in discussions with other utilities and prospective end user participating sites in connection with various demand response programs.

We continue to seek and evaluate qualified management and other personnel to achieve our business growth objectives.  Based upon our currently projected order flow and strategic initiatives in connection with both DR and CHP markets, we anticipate adding a significant number of staff and management personnel during the next twelve months.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements.  SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur.  Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to financial statements.  The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008.  We do not expect the adoption of SFAS No. 158 to have a material impact on our financial reporting and disclosures.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended September 30, 2007, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material financial and non-financial information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is timely and accurately recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, Chapeau granted an option to an employee to acquire 200,000 shares of common stock with an exercise price of $1.50 per share, an expiration date of ten years, and a vesting period of three years.

In July  2007, a convertible debt in the principal amount of $300,000 was converted into 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at $0.50 per share.

Also in July 2007, the Company issued 563,158 shares of common stock to its Chief Financial Officer in satisfaction of fees owing in the amount of $131,171.  The stock was issued pursuant to a pre-existing arrangement dating back to fiscal year 2003 whereby the Company could either pay the fees in cash or by the issuance of common stock based on average closing prices of the stock during each monthly period that the services were rendered.  The fees were earned for services rendered as a consultant to the Company between May 2005 and February 2006, but had remained unpaid.

In July 2007, the Company also issued 297,521 shares of common stock to its two non-management members of the Board of Directors in satisfaction of director fees earned from 2002 through December 31, 2005.  The liability for the directors’ fees for 2002 through 2005 was satisfied through the issuance of stock valued at $0.3876 per share, the average closing price of the stock over the two-month period during which the parties reached an agreement to satisfy the liability for director fees through the issuance of common stock.  In July 2007, the Company also issued a total of 33,000 shares of common stock to its two non-management members of the Board of Directors, which shares were derived from satisfaction of  director fees totaling $33,000 earned (i) during the calendar year ended December 31, 2006 and (ii) partial settlement of director fees owing for 2007.  The liability for the directors’ fees for 2006 was satisfied through the issuance of stock valued at the average closing market price of the stock for the calendar year ended December 31, 2006 in the amount of $1.29 per share.  Effective January 1, 2007, the Board of Directors approved a change in the compensation arrangement for non-employee members of the Board of Directors.  Each non-employee director will be awarded 1,000 shares of common stock per month of service, 1,000 shares of common stock for each board meeting attended, 500 shares of common stock for each committee meeting attended, and 500 shares of common stock for each committee chair position held during the year.

During September 2007, an option was exercised to purchase 200,000 shares of common stock at $0.25 per share.  Also during the three months ended September 30, 2007, warrantholders exercised warrants to acquire 1,000,000 of common stock for $100,000 cash and exercised warrants (with an exercise price of $0.25) to acquire 2,022,353 shares on a cashless basis and received 1,846,712 shares of common stock.

The above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Unless otherwise noted, no underwriters or brokers were employed in the transactions. The securities will be deemed restricted securities for purposes of the Securities Act of 1933. A legend was placed on the stock certificates and warrant certificates representing the securities providing that the securities have not been registered under the Securities Act of 1933 and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(31.1)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification by Chief Executive Officer	This filing

2	(31.2)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification by Chief Financial Officer	This filing

3	(32.1)	Section 1350 Certification by Chief Executive Officer	This filing

4	(32.2)	Section 1350 Certification by Chief Financial Officer	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated: November 14, 2007	By /s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer
(Principal Executive Officer)