Form 10QSB
period 2007-12-31
CHAPEAU INC
filed 2008-02-19
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
  [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

  [     ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from____to____
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

Yes	No	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of February 18, 2008, the Issuer had 60,280,795 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

CHAPEAU, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of December 31, 2007 and June 30, 2007 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2007 and 2006, and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2007, and unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2007 and 2006 and for the period from February 3, 2000 (date of inception of the development stage) through December 31, 2007, together with unaudited condensed notes thereto.  In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2007, included in our annual report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2007
ASSETS

Current Assets
Cash and cash equivalents	$1,040,246	$382,284
Accounts receivable, net of allowance for doubtful accounts of $83,000 and $24,000 at December 31, 2007 and June 30, 2007, respectively	102,321	167,681
Inventory	4,384,746	1,616,022
Deposits on inventory	63,246	83,372
Other current assets	897,162	831,146
Total Current Assets	6,487,721	3,080,505

Property and Equipment, net of accumulated depreciation	1,030,026	583,748

Other Assets, net	1,210,466	227,519

Total Assets	$8,728,213	$3,891,772

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$4,333,011	$3,054,185
Accrued liabilities	2,929,277	1,720,922
Customer deposits	344,434	327,156
Payable to related party	-	300,000
Promissory note	200,000	200,000
Current maturities of long-term debt	117,870	-
Current maturities of other obligations payable	152,315	143,549
Total Current Liabilities	8,076,907	5,745,812

Long-Term Liabilities
Long-term debt, less unamortized discount	7,498,161	220,755
Noncurrent accrued interest and other obligations payable, less unamortized discount and current maturities	1,877,891	1,861,289

Total Liabilities	17,452,959	7,827,856

Commitments and contingent liabilities	-	-

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 60,280,795 shares and 54,732,704 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	60,281	54,733
Additional paid-in capital	33,397,716	31,210,414
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(41,923,370)	(34,941,858)
Total Shareholders' Deficit	(8,724,746)	(3,936,084)

Total Liabilities and Shareholders' Deficit	$8,728,213	$3,891,772

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from February 3, 2000 (date of inception of
	For the Three Months		For the Six Months		the development
	Ended		Ended		stage) through
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

Revenue:
Sales	$12,142	$309,509	$34,124	$558,009	$1,941,880
Other	152,674	28,714	274,546	63,774	598,709
Total revenue	164,816	338,223	308,670	621,783	2,540,589

Cost of revenue:
Sales	15,963	176,311	65,778	322,339	1,492,894
Other	93,440	24,937	165,121	53,335	350,579
Total cost of revenue	109,403	201,248	230,899	375,674	1,843,473

Gross margin	55,413	136,975	77,771	246,109	697,116

Selling, general and administrative expense	3,042,342	1,739,715	4,951,942	2,836,028	27,457,786
Research and development expense	607,415	466,702	1,213,790	834,479	6,790,002
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and development acquired	-	-	-	-	776,624

	3,649,757	2,206,417	6,165,732	3,670,507	35,400,273

Loss from operations	(3,594,344)	(2,069,442)	(6,087,961)	(3,424,398)	(34,703,157)

Interest income	16,157	8,281	23,343	24,509	190,037
Forfeiture of customer deposit	-	-	-	-	145,780
Interest expense	(658,376)	(322,215)	(857,945)	(629,101)	(3,358,153)
Interest expense from amortization of discount on convertible debt and debt issues costs	(40,789)	(70,889)	(58,949)	(138,246)	(2,676,412)
Inducement expense related to conversion of long-term debt into common stock	-	(1,521,465)	-	(1,521,465)	(1,521,465)

Net Loss	$(4,277,352)	$(3,975,730)	$(6,981,512)	$(5,688,701)	$(41,923,370)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.15)	$(0.12)	$(0.22)

Basic and Diluted Weighted-Average Common Shares Outstanding	60,048,937	26,201,308	58,538,334	26,201,308

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the period from February 3, 2000 (date of inception of
	For the Six Months		the development
	Ended		stage) through
	December 31,		December 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(6,981,512)	$(5,688,701)	$(41,923,370)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Rent paid with common stock	-	-	31,000
Amortization of discount on convertible promissory notes and debt issue costs	58,949	138,246	2,676,412
Inducement expense related to conversion of debt into stock	-	1,521,465	1,521,465
Share-based compensation	1,354,660	484,342	9,043,893
Depreciation and amortization	114,908	68,521	608,094
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	65,360	5,654	(102,321)
Inventories and related deposits	(2,748,598)	(478,414)	(4,447,992)
Other current assets	(66,016)	(93,101)	(893,994)
Other assets	25,592	(27,733)	(263,668)
Accounts payable	509,996	331,876	3,237,203
Accrued liabilities	1,482,380	815,261	5,128,626
Customer deposits	17,278	(203,065)	344,434
Net Cash Used In Operating Activities	(6,167,003)	(3,125,649)	(23,819,651)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized, net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(548,388)	(61,511)	(1,232,873)
Proceeds from disposition of property and equipment	-	-	27,469
Net Cash Used In Investing Activities	(548,388)	(61,511)	(1,563,180)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	-	7,190,018
Proceeds from exercise of stock options and warrants	230,000	-	944,383
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features, warrants and common stock	7,380,000	2,000,000	18,569,000
Change in cash restricted for the purpose of paying interest on notes payable	-	600,000	-
Proceeds from payable to related party	-	-	370,000
Payment of principal on note payable	-	-	(71,300)
Payment of other obligations payable	(90,247)	-	(179,421)
Payment of capitalized lease obligations	-	-	(42,198)
Debt issue costs	(146,400)	-	(357,405)
Net Cash Provided By Financing Activities	7,373,353	2,600,000	26,423,077
Net Increase (Decrease) In Cash and Cash Equivalents	657,962	(587,160)	1,040,246
Cash and Cash Equivalents At Beginning Of Period	382,284	1,170,604	-
Cash and Cash Equivalents At End Of Period	$1,040,246	$583,444	$1,040,246

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(A)  Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations – Chapeau, Inc., or the Company, was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations.  In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001.  From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems.  During the period since December 31, 2003, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments.  Chapeau continues to be considered a development stage company due principally to the lack of significant sales.  Commencing during fiscal 2006 through the quarter ended December 31, 2007, however, discount energy service agreements incorporating the Company’s EnviroGen™ Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country.  Discount energy service, or DES, agreements provide potential customers with the ability to utilize our cogeneration systems through long term energy service agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs.  These DES agreements represent potential future project revenues to the Company from the delivery of turnkey energy generation capabilities.  If the underlying turnkey projects are sold, then revenues will be recognized upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated DES agreements, generally anticipated to occur within six to nine months from inception of the project.  If the underlying turnkey projects are financed, then revenues will be recognized over the 10-year term of the associated discount energy service agreements.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  Installation and commercial operation for three of these turnkey projects are targeted for the latter half of fiscal  2008, with additional turnkey projects targeted for completion and commercial operation commencing during fiscal 2009.  As discussed in further detail in Note C of these Notes to Condensed Consolidated Financial Statements, the Company has recently entered into an Agreement with TEFCO whereby TEFCO will purchase from Chapeau and own turnkey projects associated with DES agreements and the Company is currently evaluating, among other things, the accounting treatment for revenue recognition in connection with such transactions.  In addition, the Company continues to dedicate significant resources to development, marketing and selling efforts in connection with its demand response product offerings.  Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation systems and related products and services. The Company does business under the name “BluePoint Energy”.  BluePoint Energy does not exist as a separate legal entity.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2007 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2007, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of December 31, 2007, its consolidated results of operations for the three months ended December 31, 2007 and 2006, and its consolidated results of operations and cash flows for the six months ended December 31, 2007 and 2006, and for the period from February 3, 2000 (date of inception of the development stage), through December 31, 2007.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The results of operations for the three months and six months ended December 31, 2007, may not be indicative of the results that may be expected for the year ending June 30, 2008.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant sales.   The Company incurred losses of $4,277,352 and $3,975,730 during the three-month periods ended December 31, 2007 and 2006, respectively, and incurred losses of $6,981,512 and $5,688,701 and used $6,167,003 and $3,125,649 of cash in its operating activities during the six-month periods ended December 31, 2007 and 2006, respectively.  Through December 31, 2007, the Company has accumulated a deficit during the development stage of $41,923,370 and at December 31, 2007, the Company has a shareholders’ deficit of $8,724,746 and a working capital deficit of $1,589,186.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development of its packaged co-generation and power generation system and related product offerings for sale to the electrical power market. Although the Company has secured purchase orders for its products and has made initial shipments of its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future.  Through December 31, 2007, discount energy service agreements have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country, with installation and commercial operation of three of these projects targeted for commencement during fiscal 2008 and additional projects targeted for completion and commencement of commercial operations during fiscal 2009.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  In addition, the Company has recently executed agreements with, among others, several utilities and continues to dedicate significant resources to development, marketing and selling efforts in connection with its demand response product offerings.  While management is confident that a number of the above-mentioned contract discussions and other efforts will result in revenues in the near term, there can be no assurance that significant revenues, if any, will be recognized as a result of these contract discussions and efforts.

To date, the Company has met its short-term cash needs by issuing promissory notes and convertible bonds, and by selling its common stock. However, there can be no assurance that such financing will continue to be available or that it will be available on terms favorable to the Company.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(B) Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, and contingently issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 38,904,444 shares of common stock issuable upon exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at December 31, 2007.  None of the 62,845,850 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at December 31, 2006.

(C) Financing

Secured Promissory Notes

In September 2007, the Company entered into two secured promissory notes to borrow up to the aggregate maximum amount of $6.1 million, as set forth in the notes.  During the six months ended December 31, 2007, the Company borrowed $4,880,000 under the notes.  The notes provide financing for three projects related to discount energy service agreements incorporating the Company’s EnviroGen™ Energy Modules.  The promissory notes are with Gordon V. Smith, a current shareholder and director of the Company.  The notes accrue interest at rates of up to 24%, as set forth in the notes.  During the Start-Up Period, as that term is defined in the notes, interest is payable in units, each comprised of one share of common stock and one warrant to purchase common stock.  The number of units to be issued is determined by dividing the amount of interest accrued during the Start-Up Period by the lesser of $2.25 or 80% of the closing price of the Company’s common stock on the last day of the Start-Up Period.  The units of stock and warrants are issuable at the end of the Start-Up Period.  None of the projects have reached the end of the Start-Up Period, and accordingly, none of the units of stock and warrants have been issued at December 31, 2007.  Interest on the notes in the amount of $730,004 has been accrued at the estimated fair value of the units that would be issuable at December 31, 2007 for interest accrued through that date and recorded in accrued liabilities and in interest expense.  The fair value of the units was estimated based on the average closing price of the Company’s stock for the last five days of the quarter and on a Black-Scholes calculation for the fair value of the warrants, which resulted in $420,864 attributable to the common stock and $309,140 attributable to the warrants.  Each warrant shall be exercisable for four years from the last day of the Start-Up Period and the exercise price shall be the average closing price of the common stock on the last day of the Start-Up Period and the previous four days.  Thereafter, principal and interest are payable in cash over a term of ten years from the dates of the notes, as further described in the notes.  Mr. Smith in entitled to a 3% placement fee on each advance under the notes, which has been accounted for as loan issuance costs and is being amortized over the terms of the notes.  Under the notes, Mr. Smith was granted a right of first refusal with respect to the financing of each of the next thirty projects undertaken by the Company in connection with the execution of a discount energy service or similar agreement.  Mr. Smith has subsequently agreed to cancel his right of first refusal in connection with the Joint Venture Agreement described in further detail below.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In addition, upon the earlier of the advancement of the maximum amount of the note or written notice by the Company of its intention to prepay the principal outstanding under the note, the Company shall issue Mr. Smith a six-month option and a four-year warrant to purchase common stock of the Company, each exercisable at $3.00 per share.  The aggregate number of options and warrants to be issued under the notes is equal to 1.83% and 1.12%, respectively, of the number of shares of the Company’s common stock issued and outstanding on a fully diluted basis.  To the extent that advances under the notes are less than the maximum amount available, the number of options and warrants to be issued under the notes would be reduced proportionately.  Upon issuance, the fair value of the options and warrants will be recorded as a discount to the notes and amortized over the terms of the notes as additional interest expense under the notes.

Joint Venture Agreement

On December 14, 2007, Chapeau entered into a Joint Venture Agreement, or the Agreement, with TEFCO, LLC, a Virginia limited liability company, or TEFCO.  TEFCO was formed for the purpose of purchasing and owning turnkey projects employing Chapeau’s EnviroGen™ Energy Modules for the tolling of energy in combined heat and power and combined cooling, heat and power applications in connection with discount energy service agreements.  TEFCO has been capitalized with $26 million from an investor group that includes as a significant member owning approximately 37%, Gordon V. Smith, a shareholder and director of Chapeau.  The Agreement provides for initial capitalization of up to $28 million as set forth in the Agreement.  The Company made no capital contribution to TEFCO, but did receive a 10% ownership interest in TEFCO.  The Company’s ownership interest is subject to reduction to 9½%, with the other ½% allocated pursuant to a broker agreement in connection with the transaction.

Under the terms of the Agreement, among other things, TEFCO is granted a right of first offer to acquire the next $600 million of Chapeau’s turnkey projects on the terms and conditions set forth in the Agreement.  In the event TEFCO declines to acquire a turnkey project, Chapeau may seek alternative funding for such turnkey project.  TEFCO will advance Chapeau 35% of the total funds necessary for each turnkey project upon execution of a related discount energy service agreement by the customer.  TEFCO will advance the remaining funds pursuant to a mutually agreed funding schedule.  The funds advanced by TEFCO for each turnkey project will earn interest at a rate of 17% per annum and will be payable quarterly in shares of Chapeau’s common stock.  The number of shares to be issued will be calculated by dividing the interest accrued by the average closing price of Chapeau’s common stock over the thirty days immediately preceding the end of the applicable quarter.  Interest shall accrue from the date of each advance until final commissioning and transfer of title to the project from Chapeau to TEFCO.  Chapeau will operate, service and maintain each such turnkey project and be responsible for the minimum uptime of the project guaranteed to the customer.  As of December 31, 2007, no turnkey projects had been sold to TEFCO.

Pursuant to the terms of the Agreement, Chapeau shall receive $10 million for general working capital purposes under the terms of a senior secured two-year promissory note, or the Note.  The Note bears interest at a rate of 17% per annum, with interest only payments due quarterly in shares of Chapeau’s common stock.  The number of shares to be issued will be calculated by dividing the interest accrued by the average closing price of Chapeau's common stock over the period the interest is earned.  The Note is secured by all assets of the Company.  The Note matures on December 15, 2009 and may be prepaid at any time without penalty.  At December 31, 2007, TEFCO had advanced Chapeau $2.5 million under the terms of the Note.   Upon receipt of the full $10 million under the Note, Chapeau will issue TEFCO five million units.  Each unit consists of an option to purchase one share of Chapeau’s common stock and one warrant to purchase one share of Chapeau’s common stock.  Each option will have a per share exercise price of $1.20, will be immediately exercisable, and will expire on December 14, 2009.  Each warrant will have a per share exercise price of $1.99, will be immediately exercisable upon issuance, and will expire on December 14, 2012.  As of December 31, 2007, none of the options or warrants had been issued because the Note was not yet fully funded.  Upon issuance, the fair value of the options and warrants will be accounted for as a discount to the Note and amortized over the remaining term of the Note as additional interest expense.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Also in connection with Agreement and the Note, the Company agreed to pay to TEFCO a fee equal to 3% of initial funded capital of TEFCO in the amount of $26 million, which fee is payable in shares of the Company’s common stock.  A fee in the amount of $780,000 has been accrued at December 31, 2007 and included in “Accounts Payable” in the accompanying balance sheet.  If the additional capital is funded as provided in the Agreement, an additional fee in the amount of $60,000 will be payable and recorded.  In addition, the Company incurred a broker’s commission of $120,000 in connection with the Agreement.  The fee and the broker’s commission are being accounted for as loan issuance costs and are being amortized over the term of the note.

The parties are presently in the process of negotiating an amendment to the Agreement to amplify on the initially negotiated terms.  The Company continues to evaluate  the accounting treatment for revenue recognition and possible variable interests in connection with its relationship with TEFCO.

Summary information regarding notes payable,  long-term debt, and payable to related party for the six months ended December 31, 2007 is as follows:

	Promissory Notes, Long-Term Debt, and Payable to Related Party	Unamortized Discount on Note Payable	Promissory Notes, Long-Term Debt, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2007	$772,000	$(51,245)	$720,755
Issuance of long-term debt	7,380,000	-	7,380,000
Conversion of payable	(300,000)	-	(300,000)
Amortization of discount	-	15,276	15,276
Balance at December 31, 2007	$7,852,000	$(35,969)	$7,816,031

Total interest expense from the amortization of discount on all convertible debt and all debt issue costs was $40,789 and $70,889 for the three months ended December 31, 2007 and 2006, and $58,949 and $138,246 for the six months ended December 31, 2007 and 2006, respectively.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Notes payable, long-term debt, and payable to related party at December 31, 2007 and June 30, 2007 are summarized as follows:

	December 31,	June 30,
	2007	2007
24% notes payable, payable in monthly installments through September 2017, secured by all assets of the Company	$4,880,000	$-
17% senior secured promissory note payable, due December 15, 2009, secured by all assets of the Company	2,500,000	-
Non-interest bearing note, due January 2009, unsecured, less unamortized discount of $35,969 and $51,245, respectively	236,031	220,755
12% note payable, due on demand, unsecured	-	300,000
12% note payable, due on demand, unsecured	200,000	200,000
Total Notes Payable, Long-Term Debt, and Payable to Related Party, less Unamortized Discount	7,816,031	720,755
Less amounts due within one year	317,870	500,000
Long-Term Debt	$7,498,161	$220,755

Noncurrent accrued interest and other obligations payable at December 31, 2007 and June 30, 2007 are summarized as follows:

	December 31,	June 30,
	2007	2007
Unpaid accrued interest on converted bonds and notes, payable to various Calim related entities, accrues interest at 12% per annum, unsecured, due no later than March 31, 2009	$1,731,557	$1,634,552
Non-interest bearing obligation, payable through October 2009, unsecured, less unamortized discount of $28,256 and $46,866 respectively	298,649	370,286
Total Noncurrent Accrued Interest and Other Obligations Payable, less Unamortized Discount	2,030,206	2,004,838
Less current maturities of other obligations payable	152,315	143,549
Noncurrent Accrued Interest and Other Obligations Payable	$1,877,891	$1,861,289

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
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In July 2007, the Company also issued 297,521 shares of common stock to its two non-management members of the Board of Directors in satisfaction of director fees earned from 2002 through December 31, 2005.  The liability for the directors’ fees for 2002 through 2005 was satisfied through the issuance of stock valued at $115,319, or $0.3876 per share, the average closing price of the stock over the two-month period during which the parties reached an agreement to satisfy the liability for director fees through the issuance of common stock.  In July 2007, the Company also issued a total of 33,000 shares of common stock to its two non-management members of the Board of Directors, which shares were issued in satisfaction of director fees totaling $61,701, consisting of $33,000 earned during the calendar year ended December 31, 2006 and $28,701 as partial settlement of director fees owing for 2007.  The liability for the directors’ fees for 2006 was satisfied through the issuance of stock valued at the average closing market price of the stock for the calendar year ended December 31, 2006 in the amount of $1.29 per share.  Effective January 1, 2007, the Board of Directors approved a change in the compensation arrangement for non-employee members of the Board of Directors.  Each non-employee director will be awarded 1,000 shares of common stock per month of service, 1,000 shares of common stock for each board meeting attended, 500 shares of common stock for each committee meeting attended, and 500 shares of common stock for each committee chair position held during the year.  The value of the shares payable for January 1, 2007 to December 31, 2007 have been included at the average closing price for the corresponding month in which services were rendered.  Shares payable for this same period and applicable to special meetings are valued at the closing price of the stock on the actual date of the meeting.

In August 2007, the Board of Directors resolved a disagreement with a former executive officer and board member through the authorization to issue 107,700 shares of common stock in exchange for the cancellation of an option to purchase 107,700 shares of common stock, exercisable at $0.25 per share.  The shares were issued in October 2007.  The Company recognized compensation expense of $3,737 in connection with the modification of these options.

As more fully disclosed in Note E to the condensed consolidated financial statements, the exercise of warrants and options during the six months ended December 31, 2007 resulted in the issuance of 3,546,712 shares of common stock.

(E) Stock Options and Warrants

Stock Options

The Company accounts for stock options and warrants under Statement of Financial Accounting Standards No. 123R (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  For options granted during the six months ended December 31, 2007 and 2006, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.  During the six-month periods ended December 31, 2007 and 2006, the Company granted options to acquire 1,300,000 shares and 1,920,000 shares of the Company’s common stock, respectively.  The weighted average fair values of stock options at the date of grant during the six-month periods ended December 31, 2007 and 2006 were $1.91 and $1.31, respectively.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The following are the weighted-average assumptions used for options granted during the six-month periods ended December 31, 2007 and 2006:

	2007	2006

Risk free interest rate	4.30%	4.97%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	128%	130%

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

For the three-month periods ended December 31, 2007 and 2006, the Company reported compensation expense related to stock options of $789,756 and $337,209, respectively.  For the six-month periods ended December 31, 2007 and 2006, the Company reported compensation expense related to stock options of $1,354,660 and $484,342, respectively.  Share-based compensation has been included in the Statement of Operations as follows:

Period Reported	Selling, General, and Administrative Expense	Research and Development Expense	Total

Three months ended December 31, 2007	$660,762	$128,994	$789,756
Three months ended December 31, 2006	305,928	31,281	337,209
Six months ended December 31, 2007	1,097,252	257,408	1,354,660
Six months ended December 31, 2006	419,165	65,177	484,342
For the period from February 3, 2000 (date of inception of the development stage) through December 31, 2007	8,423,253	620,640	9,043,893

On October 10, 2007, by the unanimous consent of the members of the Board of Directors, the expiration dates of certain options to acquire 1.6 million shares of common stock at $0.25 per share with an original expiration date of October 11, 2007 were extended to January 11, 2008.  On November 5, 2007, by approval of the members of the Board of Directors, these options were further extended again for periods of up to five years.  Of these options, 1 million are held by the Chief Executive Officer of the Company and 200,000 are held by a non-employee director of the Company.  The Company recognized compensation expense of $153,519 in connection with the modifications of these options.

During the six months ended December 31, 2007, options to acquire 400,000 shares of common stock were exercised (no options were exercised during the six months ended December 31, 2006).  The Company received cash of $100,000 in connection with options exercised.  The total intrinsic value of options exercised during the six-month period ended December 31, 2007 was $670,000.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

A summary of stock option activity for the six-month period ended December 31, 2007 is presented below:
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at July 1, 2007	12,968,256	$0.67
Granted	1,300,000	1.92
Exercised	(400,000)	0.25		$670,000
Cancelled	(107,700)	0.25
Forfeited	(63,889)	1.40
Expired	(255,556)	0.34

Outstanding at December 31, 2007	13,441,111	$0.81	7.7 years	$8,768,100

Exercisable at December 31, 2007	9,959,691	$0.57	7.2 years	$7,848,619

As of December 31, 2007, there was approximately $6.2 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 2.2 years.

Stock Warrants

In connection with the issuance of common stock, notes payable, and bonds payable, including the conversion of certain notes and bonds payable, the Company has issued warrants to purchase shares of the Company’s common stock.  During the six months ended December 31, 2007, the Company issued warrants to purchase 1,000,000 shares of common stock in connection with the conversion of debt into stock and warrants as more fully discussed in Note D to the condensed consolidated financial statements.  During the six months ended December 31, 2007, warrantholders exercised warrants to acquire 1,300,000 shares of common stock for $130,000 cash and exercised warrants (with an exercise price of $0.25) to acquire 2,022,353 shares on a cashless basis and received 1,846,712 shares of common stock.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

A summary of stock warrant activity for the six months ended December 31, 2007 is presented below:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at July 1, 2007	27,785,686	$0.44
Issued	1,000,000	0.50
Exercised	(3,322,353)	0.19

Outstanding at December 31, 2007	25,463,333	$0.47

(F) Supplemental Schedule of Noncash Investing and Financing Activities

Cash paid for interest expense was $0 and $237,674 during the six months ended December 31, 2007 and 2006, respectively.

The Company had the following noncash investing and financing activities during the six months ended December 31, 2007:

As more fully discussed in Note D to the condensed consolidated financial statements, the Company issued 1,000,000 shares of common stock and issued warrants to purchase 1,000,000 shares of common stock upon the conversion of a payable to related party in the amount of $300,000.

As more fully discussed in Note D to the condensed consolidated financial statements, the Company issued 563,158 shares of common stock to its Chief Financial Officer in satisfaction of fees owing in the amount of $131,170.

As more fully discussed in Note D to the condensed consolidated financial statements, the Company issued 330,521 shares of common stock to its two non-management members of the Board of Directors in satisfaction of director fees totaling $177,020.

As more fully discussed in Note C to the condensed consolidated financial statements, the Company incurred a financing fee and broker’s commission totaling $900,000 in connection with the TEFCO joint venture agreement and related promissory note, which have been accounted for as loan issuance costs.

The Company had the following noncash investing and financing activities during the six months ended December 31, 2006:

The Company issued 1,200,000 shares of common stock upon the conversion of notes payable in the aggregate amount of $1,500,000.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The Company issued 3,059,938 shares of common stock upon the conversion of a note payable (including 589,582 shares as an inducement to convert) to the Gordon V. and Helen C. Smith Foundation in the aggregate amount of $3,000,000.

(G) Contingent Liabilities

The Company is presently involved in certain routine legal matters incidental to our business, which, if adversely decided, would not have a material adverse affect upon our business or financial condition.

In November 2007, the Company entered into mediation proceedings in connection with a dispute for an undetermined amount of compensation allegedly due for services rendered on an independent contractor and/or sales representative basis in conjunction with certain contracts entered into by the Company.  The parties have continued to mediate and are close to finalizing resolution of the dispute.  The Company has included in its balance sheet at December 31, 2007 an accrual in the approximate amount of  $500,000 in estimated settlement costs in connection with this action.  The estimated settlement costs are included in Selling, General, and Administrative Expense in the accompanying Statement of Operations.

(H) Subsequent Events

In January 2008, the Company notified Cummins Power Generation, Inc., or Cummins, of the Company’s intention to cancel that certain Strategic Alliance Agreement dated December 29, 2006, or the Agreement, pursuant to the terms of the Agreement.  Effective February 6, 2008, or the Effective Date, the Company and Cummins executed a Termination Agreement whereby the Agreement terminated as of the Effective Date and each of the Company and Cummins released one another from any and all obligations and liabilities under the Agreement as of the Effective Date, except for certain provisions set forth in the Agreement, including indemnification and confidentiality, which expressly  survive termination.

Also in January 2008, the Company received a commitment letter from the Cashman Power Solutions business unit of Caterpillar equipment dealer Cashman Equipment Company (“Cashman”), whereby, among other things, Cashman will begin making available for sale to the Company diesel and natural gas Caterpillar manufactured engines and generators for integration into the Company’s proprietary EnviroGen™ Energy Module, and Cashman will work with Caterpillar and the Caterpillar Dealer Network to support Chapeau in connection with Cashman-provided Caterpillar genset products.  The support activities include, among other things, application, installation, product performance information and technical data as needed in connection with the integration of Caterpillar genset products into Chapeau’s EnviroGen™ Energy Modules, corresponding technical training and parts support and facilitating Caterpillar Power Protection Plans to provide guaranteed long-term maintenance and repair costs (up to 10 years) with service and support conducted through local authorized Caterpillar Dealers worldwide.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the Management’s Discussion and Analysis and Risk Factors set forth in Chapeau’s Form 10-KSB for the fiscal year ended June 30, 2007.  As used herein, “Chapeau,” “we,” “our,” “us” and the like refer to Chapeau, Inc.

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to management.  Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control including, but not limited to, the ability to successfully pursue new business opportunities, successful execution on our joint venture agreement with TEFCO, LLC, ability to successfully develop our products and business, demand for the Company’s products and services, timing of future product development, and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the period ended June 30, 2007.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results may differ from our expectations, and those differences may be material.  We are not undertaking any obligation to update any forward-looking statements.  Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

If we do not receive sufficient purchase orders for our cogeneration products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured orders from customers and commenced commercial product delivery, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term.  We expect our expenses to continue to grow as we attempt to sell a significant number of systems. Although we received some funding during fiscal 2007 and fiscal 2008, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us.  If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2007 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future.  During the three and six months ended December 31, 2007, Chapeau sustained losses of approximately $4.3 million and $7.0 million, respectively, and, as of December 31, 2007 had an accumulated deficit of approximately $42.2 million.  Without significant product sales and associated revenues and/or additional funding, we will not be able to continue our business operations.

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

We depend on a few key suppliers and the loss of any one supplier could harm our business.  We had relied on one sole source supplier for the engine that is the core of our initial product and a very small number of suppliers for other components, including absorption chiller technology.  Any problems with these suppliers or their abilities to deliver their products to us could adversely affect our business and financial results.  While we anticipate that the potential adverse impact of such occurrence will be significantly mitigated as a consequence of our arrangement with Caterpillar equipment dealer Cashman Equipment Company as discussed in further detail below in the section entitled “Plan of Operations,” there can be no assurance that the potential adverse impact of such occurrence will be mitigated or affected at all as a consequence this arrangement.

The market price of our common stock has been volatile and may continue to experience volatility.  The market price of our common stock has been, and in the future could be, significantly affected by lack of liquidity, actual or anticipated fluctuations in our operating results, announcements of technical innovations, new products or new contracts, competitors or their customers, developments with respect to patents or proprietary rights and general market conditions.

The conversion or exercise of currently outstanding rights, options and warrants would result in significant dilution to holders of our common stock.  As a result of various transactions previously entered by us, as of December 31, 2007, approximately 53 million additional shares of our common stock are issuable principally from the exercise of purchase rights under private warrants and options, as well as other provisions under the Secured Promissory Notes and Joint Venture Agreement discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB.  This represents significant additional potential dilution for our existing shareholders.  The shares of common stock issuable as discussed herein are not included in currently outstanding shares and are not utilized in the calculation of our net loss per share.

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

Net loss for the three months ended December 31, 2007 and 2006 was $4,277,352 and $3,975,730, respectively.  Net loss for the six months ended December 31, 2007 and 2006 was $6,981,512 and $5,688,701, respectively.  These increases in net loss are due principally to increases in operating expenses associated with increased staffing and as otherwise discussed in further detail below, as well as increased interest expense as a consequence of principally higher interest rates on our borrowings during the three-month and six-month periods ended December 31, 2007 as compared to the same periods ended December 31, 2006.  The impact of the foregoing was partially offset by approximately $1.5 million in expenses related to the conversion of long-term debt to common stock during the three-month period ended December 31, 2006, which expenses are reported as inducement expense in the corresponding financial statements for the three and six-month periods then ended.

Sales for the three months ended December 31, 2007 and 2006 were $164,816 and $338,223, respectively.  Sales for the six months ended December 31, 2007 and 2006 were $308,670 and $621,783, respectively.  Sales for the three and six months ended December 31, 2007 consist principally of service and maintenance revenue and parts sales.  We did not recognize revenue from the sale of EnviroGen™ Energy Modules during the period.  Sales for the three and six months ended December 31, 2006 consisted principally of revenues from shipments of our EnviroGen™ Energy Modules.  The reduced sales amounts during the fiscal 2008 periods is a consequence of directing our production efforts to the completion of turnkey projects associated with discount energy service agreements as opposed to the delivery of individual modules or other products under sales contracts.  As discussed further in Note A and Note C of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB,  installation and commencement of commercial operation for the preponderance of these turnkey projects are targeted for the latter half of fiscal 2008 and fiscal 2009, with revenue recognition in connection with these turnkey projects dependent upon a number of factors currently under evaluation by us.

For the period from February 3, 2000 through December 31, 2007, we incurred selling, general and administrative expenses of approximately $27.5 million and research and development costs of approximately $6.8 million, of which approximately $8.4 million and $621,000 consist of share-based compensation, respectively.  We incurred selling, general and administrative expenses in the amounts of $3,042,342 and $1,739,715 for the three months ended December 31, 2007 and 2006, respectively and $4,951,942 and $2,836,028 for the six months ended December 31, 2007 and 2006, respectively.  Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, share-based compensation, legal fees, settlement costs, contract services and consulting services.  The increases in selling, general and administrative expenses during the three and six-month periods ended December 31, 2007 over the three and six-month periods ended December 31, 2006 were primarily due to additional payroll and payroll related expenses associated with increased  management, sales and support staff, increased costs in connection with expansion of our manufacturing and development facilities as well as our corporate offices, higher share-based compensation expense and non-recurring settlement costs of approximately $500,000.

We incurred research and development costs of $607,415 and $466,702 for the three months ended December 31, 2007 and 2006, respectively and $1,213,790 and $834,479 for the six months ended December 31, 2007 and 2006, respectively.  Research and development expenses principally consist of employee compensation, share-based compensation, materials and supplies, and outside service costs. These increases in research and development costs during the three and six-month periods ended December 31, 2007 versus the three and six month periods ended December 31, 2006 were primarily due to additional payroll and related costs associated with increased staffing levels as well as higher share-based compensation expense recognized during the periods ended December 31, 2007.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our development-stage operations.  In most cases, the notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and conversion features.  Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds.  This discount, along with note and bond issuance costs, have been amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.”  These charges totaled $40,789 and $70,889 for the three months ended December 31, 2007 and 2006, respectively, and $58,949 and $138,246 for the six months ended December 31, 2007 and 2006, respectively.  Additionally, interest expense of $658,376 and $322,215 for the three months ended December 31, 2007 and 2006, respectively, and $857,945 and $629,101 for the six months ended December 31, 2007 and 2006, respectively, was incurred on promissory notes and convertible bonds.

During the three months ended December 31, 2007 and 2006, we have recorded share-based compensation in the amounts of $789,756 and $337,209, respectively.  During the six months ended December 31, 2007 and 2006, we have recorded share-based compensation in the amounts of $1,354,660 and $484,342, respectively.  Under current accounting standards related to the accounting for stock options granted to employees, share-based compensation is measured at fair value under an option pricing model and the compensation is charged to the statement of operations over the related service period (usually the vesting period).

At December 31, 2007, we had current assets of $6,487,721 and current liabilities of $8,076,907 resulting in a working capital deficit of $1,589,186.  Current assets principally include cash and inventories of engines and related components for systems being assembled.  Current liabilities principally include accounts payable, accrued compensation and related payroll tax liabilities, and accrued interest.

Plans for Research and Development

Based on our currently projected order flow we anticipate developing CHP and power generation systems in additional power and fuel configurations utilizing engines and ancillaries branded as or similar to “BluePoint Energy EnviroGen™ Energy Modules.”  In addition to our current efforts, we also anticipate undertaking development work in connection with alternative platform configurations, enhancements and features incorporated in the BluePoint Energy EnviroGen™ CHP Modules.

Concurrent with all of our activities noted above, we continue emphasizing development efforts in connection with our GenView™ control technology-based D-RAAP™ solution for the demand response market and we are currently directing significant resources in connection with this market and anticipate continuing to focus significant resources in connection with this market in the immediate and near term.

Liquidity and Sources of Financing

We are currently negotiating for sales and DES agreements, for our CHP and CCHP modules with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets.  In addition, we are currently discussing potentially significant sales, DES agreement opportunities, and joint venture and other strategic relationships with entities both domestic and abroad.  Most recently, we have signed agreements and are currently in discussions with various utilities and prospective end user participating sites in connection with DR programs.  We anticipate the cash available under the $10 million Note pursuant to our Agreement with TEFCO discussed in further detail below will enable us to meet our cash needs in connection with sales and development initiatives in the immediate term.  We also believe that the contemplated cash collections from orders for commercial delivery of our products and services discussed elsewhere in this Form 10-QSB will enable us to meet our cash needs in the longer term.  If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our future cash requirements to continue business operations as a going concern.

In September 2007, we executed in favor of a current shareholder who is also a director two secured promissory notes to borrow up to the aggregate maximum amount of $6.1 million, as set forth in the notes.  The notes provide financing for three projects related to discount energy service agreements incorporating our EnviroGen™ Energy Modules.  As discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB, during the six months ended December 31, 2007, we borrowed $4,880,000 under the notes.  The notes accrue interest at rates of up to 24% per annum as set forth in the notes.  During the Start-Up Period, as that term is defined in the notes, interest is payable in units, each comprised of one share of common stock and one warrant to purchase common stock.  The number of units to be issued is determined by dividing the amount of interest accrued during the Start-Up Period by the lesser of $2.25 or 80% of the closing price of our common stock on the last day of the Start-Up Period.  Each warrant is exercisable for four years from the last day of the Start-Up Period and the exercise price shall be the average closing price of the common stock on the last day of the Start-Up Period and the previous four days.  Thereafter, principal and interest are payable in cash as set forth in the notes.  The notes are secured by all of our property and assets and the noteholder is entitled to a 3% placement fee on each advance under the notes.  Under the notes, the noteholder was granted a right of first refusal with respect to the financing of each of the next thirty projects undertaken by us in connection with the execution of a discount energy service or similar agreement.  In addition, upon the earlier of the advancement of the maximum amount of the note or written notice by us of our intention to prepay the principal outstanding under the note, we shall issue the noteholder a six-month option and a four-year warrant to purchase common stock of the Company, each exercisable at $3.00 per share.  The aggregate number of options and warrants to be issued under the notes is equal to 1.83% and 1.12%, respectively, of the number of shares of the Company’s common stock issued and outstanding on a fully diluted basis.  To the extent that advances under the notes are less than the maximum amount available, the number of options and warrants to be issued under the notes would be reduced proportionately.

In December 2007, we entered into a Joint Venture Agreement, or the Agreement, with TEFCO, LLC, a Virginia limited liability company, or TEFCO.  As discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB, TEFCO was formed for the purpose of purchasing and owning turnkey projects employing our EnviroGen™ Energy Modules for the tolling of energy in combined heat and power and combined cooling, heat and power applications in connection with discount energy service agreements.  TEFCO has been capitalized with $26 million from an investor group that includes as a significant member owning approximately 37%, Gordon V. Smith, a director of Chapeau.  The Agreement provides for initial capitalization of up to $28 million as set forth in the Agreement.  We made no capital contribution to TEFCO, but did receive a 10% ownership interest in TEFCO.  Chapeau’s ownership interest is subject to reduction to 9½%, with the other ½% allocated pursuant to a broker agreement in connection with the transaction.

Under the terms of the Agreement, among other things, TEFCO is granted a right of first offer to acquire the next $600 million of Chapeau’s turnkey projects on the terms and conditions set forth in the Agreement.  In the event TEFCO declines to acquire a turnkey project, Chapeau may seek alternative funding for such turnkey project.  TEFCO will generally advance Chapeau 35% of the total funds necessary for each turnkey project upon execution of a related discount energy service agreement by the customer and TEFCO will advance the remaining funds pursuant to a mutually agreed funding schedule.  The funds advanced by TEFCO for each turnkey project will earn interest at a rate of 17% per annum and will be payable quarterly in shares of Chapeau’s common stock.  Also under terms of the Agreement, we will operate, service and maintain each such turnkey project.  As of December 31, 2007, no turnkey projects had been sold to TEFCO.

Pursuant to the terms of the Agreement, Chapeau shall receive $10 million for general working capital purposes under the terms of a senior secured two-year promissory note, or the Note.  The Note bears interest at a rate of 17% per annum, with interest only payments due quarterly in shares of Chapeau’s common stock.  The Note is secured by all assets of the Company.  The Note matures on December 15, 2009 and may be prepaid at any time without penalty.  At December 31, 2007, TEFCO had advanced Chapeau $2.5 million under the terms of the Note.   Upon receipt of the full $10 million under the Note, Chapeau will issue TEFCO five million units, each unit comprised of an option to purchase one share of Chapeau’s common stock at a per share exercise price of $1.20 and one warrant to purchase one share of Chapeau’s common stock at a per share exercise price of $1.99.  As of December 31, 2007, none of the options or warrants had been issued because the Note was not yet fully funded.

Also in connection with Agreement and the Note, we agreed to pay to TEFCO a fee equal to 3% of initial funded capital of TEFCO, which fee is payable in shares of the Company’s common stock.  In addition, Chapeau incurred a broker’s commission of $120,000 in connection with the Agreement.

We are presently in the process of negotiating an amendment to the Agreement to amplify on the initially negotiated terms.  We continue to evaluate the accounting treatment for revenue recognition and possible variable interests in connection with its relationship with TEFCO.

We will continue to seek alternative sources of capital to meet our cash requirements, if and as necessary.  If additional capital is necessary, however, there can be no assurance that any potential financing arrangements will be available and, if available, can be obtained on terms favorable to us or in amounts sufficient to meet our cash flow requirements.  If we are unable to secure sufficient discount energy service agreements with associated turnkey projects for sale to TEFCO and/or purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our future cash requirements to continue business operations as a going concern.  As previously noted, we have executed DES agreements incorporating our EnviroGen™ Energy Modules representing potential future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy service agreements, generally anticipated within six to nine months of inception.  In addition, we are in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  While management is confident that a number of these contract discussions, as well as our other efforts in connection with our recent demand response product offerings and initiatives, will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these efforts or any other contract discussions.

Plan of Operations

We continue to focus sales and marketing efforts of our CHP and CCHP systems nationally and internationally.  Domestically, our initial sales and marketing efforts have been in California, New York, New Jersey, Connecticut, Pennsylvania, and, more recently, the Hawaiian Islands.  Our initial international focus has included opportunities, in the United Kingdom, the Middle East, Asia and the Pacific Rim.  We have also recently undertaken discussions and executed agreements with various domestic utilities and prospective end user participating sites in connection with DR programs and are continuing discussions with potential DR support and/or alliance partners,

During the quarter ended December 31, 2002 we entered into a Joint Strategic Agreement with Southern California Gas Company, or SoCal, whereby SoCal will provide internal funding to certain of its commercial customers sponsoring showcase centers within SoCal’s service territory of central and southern California with the goal of demonstrating the capabilities of distributed power generation and cogeneration utilizing the Lean-One® CHP Module.  The initial showcase center under this agreement was installed and commenced operation during fiscal 2006.

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

In February 2006, we entered into an Asset Purchase Agreement with Sierra Precision Services, LLC, or Sierra, to purchase certain business assets of Sierra.  The purchased business assets were comprised principally of fabrication, assembly and test equipment to substantially augment and upgrade our production capabilities in anticipation of potential increased requirements.

In January 2008, we received a commitment letter from the Cashman Power Solutions business unit of Caterpillar equipment dealer Cashman Equipment Company (“Cashman”), whereby, among other things, Cashman will begin making available for sale to us diesel and natural gas Caterpillar manufactured engines and generators for integration into our proprietary EnviroGen™ Energy Module, and Cashman will work with Caterpillar and the Caterpillar Dealer Network to support us in connection with Cashman-provided Caterpillar genset products.  The support activities include, among other things, application, installation, product performance information and technical data as needed in connection with the integration of Caterpillar genset products into Chapeau’s EnviroGen™ Energy Modules, corresponding technical training and parts support and facilitating Caterpillar Power Protection Plans to provide guaranteed long-term maintenance and repair costs (up to 10 years) with service and support conducted through local authorized Caterpillar Dealers worldwide.

In addition, we have secured DES agreements with prominent entities in both the hospitality and retail market sectors and are currently in discussion with respect to other potential projects both with these entities as well as other major entities in the same and similar sectors.

Lastly, as a consequence of our efforts in the DR market, we have recently secured demand-side management agreements with nationally recognized utilities and a national development agreement for DR programs with one of the leading hotel and leisure companies in the world and are in discussions with other utilities and prospective end user participating sites as well as potential support and/or alliance partners in connection with various DR programs.  In that regard, as a consequence of commitments set forth in a letter received by us in January 2008 from the Electric Power Division of Caterpillar Inc., or Caterpillar, among other things, we will begin to rollout our D-RAAP™ immediately via facilitation between Caterpillar, Chapeau and the North America Caterpillar Dealer network.  The initial rollout targets certain Caterpillar dealers in California and the Northeast region of the United States during the first quarter of calendar 2008.

We continue to seek and evaluate qualified management and other personnel to achieve our business growth objectives.  In that connection, we have recently hired key senior management personnel as well as support staff in the functional areas of project management, sales and administration.  Based upon our currently projected order flow and strategic initiatives in connection with both DR and CHP markets, we anticipate adding a significant number of staff and management personnel during the next twelve months.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements (SFAS 157), which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements.  SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our financial reporting and disclosures.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur.  Additionally, SFAS 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to financial statements.  The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008.  We do not expect the adoption of SFAS 158 to have a material impact on our financial reporting and disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (SFAS 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157.  We are currently evaluating whether to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS 141, Business Combinations.  SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141R may have on our financial statements.  We do not expect that it will have any immediate effect on our financial statements, however, the revised standard will govern the accounting for any future business combinations that we may enter into.

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

Off-Balance Sheet Arrangements

We do not have any transactions, obligations, or relationships that would be considered off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended December 31, 2007, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material financial and non-financial information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934 is timely and accurately recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently involved in certain routine legal matters incidental to our business, which, if adversely decided, would not have a material adverse affect upon our business or financial condition.

In November 2007, the Company entered into mediation proceedings in connection with a dispute for an undetermined amount of compensation allegedly due for services rendered on an independent contractor and/or sales representative basis in conjunction with certain contracts entered into by the Company.  The parties have continued to mediate and are close to finalizing resolution of the dispute.  The Company has included in its financial statements at December 31, 2007 an accrual in the amount of approximately $500,000 in estimated settlement costs in connection with this action.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2007, Chapeau granted options to three employees to acquire a total of 1,100,000 shares of common stock with exercise prices ranging from $1.50 to $2.50 per share, expiration dates of ten years, and vesting periods of three years.

During October 2007, an option was exercised to purchase 200,000 shares of common stock at $0.25 per share.  In December 2007, warrants to acquire 300,000 of common stock for $30,000 cash were exercised.

In October 2007, 107,700 shares of common stock were issued in exchange for the cancellation of an option to purchase 107,700 shares of common stock, exercisable at $0.25 per share.

            As discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB in association with the Agreement with TEFCO, in connection with the issuance of the Note, as defined therein, Chapeau agreed that upon receipt of the full $10 million under the Note, Chapeau will issue TEFCO five million units.  Each unit consists of an option to purchase one share of Chapeau’s common stock and one warrant to purchase one share of Chapeau’s common stock.  Each option will have a per share exercise price of $1.20, will be immediately exercisable, and will expire on December 14, 2009.  Each warrant will have a per share exercise price of $1.99, will be immediately exercisable upon issuance, and will expire on December 14, 2012.  As of December 31, 2007, none of the options or warrants had been issued since the Note was not yet fully funded.

In addition, the Note accrues interest at the rate of 17% per annum and interest is payable quarterly in shares of common stock of Chapeau based on the average closing price of the stock over the period the interest is earned.  Chapeau received $2.5 million as an advance against the Note on December 20, 2007 and has accrued $12,808 of interest in the financial statements as of December 31, 2007.  The number of shares to be issued at $1.40 per share is 9,148 shares.

Also as discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB in connection with the TEFCO agreement, Chapeau agreed to pay a fee of $780,000 which is payable in common stock.  The approximate number of shares to be issued in satisfaction of this fee based on the average closing price for the thirty days preceding the closing date of December 14, 2007 is 587,096 shares.

As also discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB, in connection with the secured promissory notes issued to Gordon V. Smith, interest accrues at rates of up to 24% per annum, as set forth in the notes.  During the Start-Up Period, as that term is defined in the notes, interest is payable in units, each unit comprised of one share of our common stock and one warrant to purchase one share of our common stock.  The number of units to be issued is determined by dividing the amount of interest accrued during the Start-Up Period by the lesser of $2.25 or 80% of the closing price of our common stock on the last day of the Start-Up Period.  The stock and warrants in connection with the units are issuable at the end of the Start-Up Period.  The last day of the Start-Up Period had not yet been reached at December 31, 2007, and accordingly no common stock or warrants were issued under the notes as of that date.  If the last day of the Start-Up Period had been December 31, 2007, then the number of units issuable in connection with the interest accrued on notes through that date would have been 323,741.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

As discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB in association with the Agreement with TEFCO, in connection with the issuance of the Note, as defined therein, Chapeau agreed that upon receipt of the full $10 million under the Note, Chapeau will issue TEFCO five million units.  Each unit consists of an option to purchase one share of Chapeau’s common stock and one warrant to purchase one share of Chapeau’s common stock.  Each option will have a per share exercise price of $1.20, will be immediately exercisable and will expire on December 14, 2009.  Each warrant will have a per share exercise price of $1.99, will be immediately exercisable upon issuance, and will expire on December 14, 2012.  In addition, the Note accrues interest at the rate of 17% per annum and interest is payable quarterly in shares of our common stock, the number of shares determined based on the average closing price of the stock over the period the interest is earned.  Also, Chapeau agreed to pay a fee equal to 3% of the initial funded capital of TEFCO, the amount equaled $780,000 and which is payable in shares of our common stock.  The approximate number of shares to be issued in satisfaction of this fee, based on the average closing price for the thirty days preceding the closing date of December 14, 2007 as provided in the Agreement, is 587,096 shares.

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

1	(10.1)	Joint Venture Agreement between Chapeau, Inc. and TEFCO, LLC dated as of December 14, 2007	This filing

2	(31.1)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification by Chief Executive Officer	This filing

3	(31.2)	Rule 13(a) – 14(a)/15(d) – 14(a) Certification by Chief Financial Officer	This filing

4	(32.1)	Section 1350 Certification by Chief Executive Officer	This filing

5	(32.2)	Section 1350 Certification by Chief Financial Officer	This filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPEAU, INC.

Dated: February 19, 2008	By /s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer
(Principal Executive Officer)