Form 10QSB
period 2008-03-31
CHAPEAU INC
filed 2008-05-20
CIK 783211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes                              No                X

As of May 16, 2008, the Issuer had 64,212,106 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                              No                X

CHAPEAU, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Chapeau, Inc., or Chapeau, has included its unaudited condensed consolidated balance sheets as of March 31, 2008 and June 30, 2007 (the end of our most recently completed fiscal year), and unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2008 and 2007, and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2008, and unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2008 and 2007 and for the period from February 3, 2000 (date of inception of the development stage) through March 31, 2008, together with unaudited condensed notes thereto.  In the opinion of management of Chapeau, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Chapeau for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Chapeau and the notes thereto for the year ended June 30, 2007, included in our Annual Report on Form 10-KSB.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$2,417,020	$382,284
Accounts receivable, net of allowance for doubtful accounts of $83,000 and $24,000 at March 31, 2008 and June 30, 2007, respectively	54,867	167,681
Inventory	4,858,928	1,616,022
Deposits on inventory	536,510	83,372
Other current assets	901,876	831,146
Total Current Assets	8,769,201	3,080,505

Property and Equipment, net of accumulated depreciation	1,635,323	583,748

Other Assets, net	1,153,361	227,519

Total Assets	$11,557,885	$3,891,772

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$5,301,320	$3,054,185
Accrued liabilities	3,681,842	1,720,922
Customer deposits	355,527	327,156
Payable to related party	-	300,000
Promissory note	-	200,000
Current maturities of long-term debt	365,553	-
Current maturities of other obligations payable	1,935,823	143,549
Total Current Liabilities	11,640,065	5,745,812

Long-Term Liabilities
Long-term debt, less unamortized discount	10,702,056	220,755
Noncurrent accrued interest and other obligations payable, less unamortized discount and current maturities	103,935	1,861,289

Total Liabilities	22,446,056	7,827,856

Commitments and contingent liabilities	-	-

Shareholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 325,000,000 shares authorized; 63,461,089 shares and
54,732,704 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	63,461	54,733
Additional paid-in capital	38,268,813	31,210,414
Deficit accumulated prior to date of inception of the development stage	(259,373)	(259,373)
Deficit accumulated from date of inception of the development stage	(48,961,072)	(34,941,858)
Total Shareholders' Deficit	(10,888,171)	(3,936,084)

Total Liabilities and Shareholders' Deficit	$11,557,885	$3,891,772

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
					February 3, 2000
	For the Three Months		For the Nine Months		(date of inception
	Ended		Ended		of the development
	March 31,		March 31,		stage) through
	2008	2007	2008	2007	March 31, 2008

Revenue:
Sales	$-	$265,976	$34,124	$823,985	$1,941,880
Other	68,125	101,920	342,671	165,694	666,834
Total revenue	68,125	367,896	376,795	989,679	2,608,714

Cost of revenue:
Sales	31,831	164,351	97,609	486,690	1,524,725
Other	40,043	87,929	205,164	141,264	390,622
Lower of cost or market adjustment	2,800,000	-	2,800,000	-	2,800,000
Total cost of revenue	2,871,874	252,280	3,102,773	627,954	4,715,347

Gross margin	(2,803,749)	115,616	(2,725,978)	361,725	(2,106,633)

Selling, general and administrative expense	2,610,302	7,238,040	7,562,244	10,074,068	30,068,088
Research and development expense	650,997	450,790	1,864,787	1,285,269	7,440,999
Write off of intangible assets	-	-	-	-	318,531
Write off of note receivable	-	-	-	-	57,330
In-process research and development acquired	-	-	-	-	776,624

	3,261,299	7,688,830	9,427,031	11,359,337	38,661,572

Loss from operations	(6,065,048)	(7,573,214)	(12,153,009)	(10,997,612)	(40,768,205)

Interest income	11,516	25,528	34,859	50,037	201,553
Forfeiture of customer deposit	-	-	-	-	145,780
Interest expense	(888,326)	(159,395)	(1,746,271)	(788,496)	(4,246,479)
Interest expense from amortization of discount on convertible debt and debt issues costs	(95,844)	(604,908)	(154,793)	(743,154)	(2,772,256)
Inducement expense related to conversion of long-term debt into common stock	-	-	-	(1,521,465)	(1,521,465)

Net Loss	$(7,037,702)	$(8,311,989)	$(14,019,214)	$(14,000,690)	$(48,961,072)

Basic and Diluted Loss Per Common Share	$(0.11)	$(0.23)	$(0.23)	$(0.47)

Basic and Diluted Weighted-Average Common Shares Outstanding	61,953,303	36,912,294	59,668,378	29,719,515

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
			February 3, 2000
	For the Nine Months		(date of inception
	Ended		of the development
	March 31,		stage) through
	2008	2007	March 31, 2008
Cash Flows From Operating Activities
Net loss	$(14,019,214)	$(14,000,690)	$(48,961,072)

Adjustments to reconcile net loss to net cash used in operating activities
Write-off of in-process research and development acquired	-	-	776,624
Impairment of property and equipment	-	-	50,000
Write-off of intangible assets	-	-	318,531
Interest paid with common stock	-	-	23,430
Inventory adjustment to lower of cost or market	2,800,000	-	2,800,000
Rent paid with common stock	-	-	31,000
Amortization of discount on convertible promissory notes and debt issue costs	154,793	743,154	2,772,256
Inducement expense related to conversion of debt into stock	-	1,521,465	1,521,465
Share-based compensation	2,065,344	6,342,165	9,754,577
Depreciation and amortization	184,130	110,102	677,316
Write-off of note receivable	-	-	57,330
Interest income accrued on advances to Specialized	-	-	(5,348)
Changes in assets and liabilities:
Accounts receivable, net	112,814	(69,710)	(54,867)
Inventories and related deposits	(6,496,044)	(656,520)	(8,195,438)
Other current assets	(70,730)	(411,279)	(898,708)
Other assets	38,655	(31,179)	(250,605)
Accounts payable	1,478,305	322,160	4,205,512
Accrued liabilities	2,282,289	961,256	5,928,535
Customer deposits	28,371	(507,578)	355,527
Net Cash Used In Operating Activities	(11,441,287)	(5,676,654)	(29,093,935)

Cash Flows From Investing Activities
Issuance of note receivable	-	-	(200,000)
Collection of note receivable	-	-	142,670
Advances paid to Specialized prior to acquisition	-	-	(397,464)
Cash acquired in acquisition of Specialized,
net of acquisition costs paid	-	-	97,018
Purchase of property and equipment	(1,216,128)	(224,807)	(1,900,613)
Proceeds from disposition of property and equipment	-	-	27,469
Net Cash Used In Investing Activities	(1,216,128)	(224,807)	(2,230,920)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,
net of offering costs	-	4,162,733	7,190,018
Proceeds from exercise of stock options and warrants	294,168	589,383	1,008,551
Proceeds from issuance of promissory notes and convertible bonds, and related beneficial conversion features, warrants and common stock	14,880,000	2,000,000	26,069,000
Change in cash restricted for the purpose of paying interest on notes payable	-	600,000	-
Proceeds from payable to related party	-	-	370,000
Payment of principal on note payable	(200,000)	-	(271,300)
Payment of other obligations payable	(135,617)	(44,792)	(224,791)
Payment of capitalized lease obligations	-	-	(42,198)
Debt issue costs	(146,400)	-	(357,405)
Net Cash Provided By Financing Activities	14,692,151	7,307,324	33,741,875
Net Increase In Cash and Cash Equivalents	2,034,736	1,405,863	2,417,020
Cash and Cash Equivalents At Beginning Of Period	382,284	1,170,604	-
Cash and Cash Equivalents At End Of Period	$2,417,020	$2,576,467	$2,417,020

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(A)  Organization and Nature of Operations, Basis of Presentation, and Significant Accounting Policies

Organization and Nature of Operations – Chapeau, Inc., or the Company, was organized under the laws of the State of Utah on September 19, 1985. The Company’s prior operations were discontinued in May 1989. The Company was dormant from May 1989 until February 3, 2000 when the Company was reorganized and began activities to develop an electrical power generation system for sale to and use by individual businesses and organizations.  In connection with its reorganization, the Company acquired Specialized Energy Products, Inc., a Nevada corporation, in April 2001.  From February 3, 2000 through December 31, 2003, the Company had no sales of its power generation systems.  During the period since December 31, 2003, the Company has shipped its initial commercial power generation systems and has recognized revenue from these initial shipments.  Chapeau continues to be considered a development stage company due principally to the lack of significant sales.  Commencing during fiscal 2006 through the quarter ended March 31, 2008, however, discount energy service agreements incorporating the Company’s EnviroGen® Energy Modules have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for three major store locations owned by one of the largest retail companies in the country.  Discount energy service, or DES, agreements provide potential customers with the ability to utilize the Company’s cogeneration systems through long term energy service agreements as opposed to purchasing the systems, thereby alleviating the potential customers of the financial and commodity risks inherent with capital equipment purchases, including development, installation, operation and maintenance costs.  These DES agreements represent potential future project revenues to the Company from the delivery of turnkey energy generation capabilities.  If the underlying turnkey projects are sold, then revenues will be recognized upon completion and delivery of the turnkey projects and commencement of commercial operation under the associated DES agreements, generally anticipated to occur within six to nine months from inception of the project.  If the underlying turnkey projects are financed, then revenues will be recognized over the term of the associated discount energy service agreements.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  Installation and commercial operation for three of these turnkey projects are targeted for the latter half of fiscal 2008, with additional turnkey projects targeted for completion and commercial operation commencing during fiscal 2009.  As discussed in further detail in Note C of these Notes to Condensed Consolidated Financial Statements, the Company has recently entered into an Agreement with TEFCO LLC (“TEFCO”) whereby TEFCO will purchase from Chapeau turnkey projects associated with DES agreements.  The Company is currently evaluating, among other things, the accounting treatment for revenue recognition in connection with such transactions.  In addition, the Company continues to dedicate significant resources to development, marketing and selling efforts in connection with its demand response product offerings.  Since inception of the development stage, the major activities of the Company have included raising capital and research, development and marketing of its power generation systems and related products and services.  The Company does business under the name “BluePoint Energy”.  BluePoint Energy does not exist as a separate legal entity.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended June 30, 2007 and for the period from February 3, 2000 (date of inception of the development stage) through June 30, 2007, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of March 31, 2008, its consolidated results of operations for the three months ended March 31, 2008 and 2007, and its consolidated results of operations and cash flows for the nine months ended March 31, 2008 and 2007, and for the period from February 3, 2000 (date of inception of the development stage), through March 31, 2008.

The results of operations for the three months and nine months ended March 31, 2008, may not be indicative of the results that may be expected for the year ending June 30, 2008.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant sales.   The Company incurred losses of $7,037,702 and $8,311,989 during the three-month periods ended March 31, 2008 and 2007, respectively, and incurred losses of $14,019,214 and $14,000,690 and used $11,441,287 and $5,676,654 of cash in its operating activities during the nine-month periods ended March 31, 2008 and 2007, respectively.  Through March 31, 2008, the Company has accumulated a deficit during the development stage of $48,961,072 and at March 31, 2008, the Company has a shareholders’ deficit of $10,888,171 and a working capital deficit of $2,870,864.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing, and ultimately to attain profitable operations. The Company’s success is dependent upon the successful development of its packaged co-generation and power generation system and related product offerings for sale to the electrical power market. Although the Company has secured purchase orders for its products and has made initial shipments of its product, it has not yet had significant sales of any products, and has not yet secured sufficient means of financing its operations in the future.  Through March 31, 2008, discount energy service agreements have been executed for four resort locations owned by a prominent entity in the hospitality market as well as for two major store locations owned by one of the largest retail companies in the country, with installation and commercial operation of three of these projects targeted for commencement during fiscal 2008 and additional projects targeted for completion and commencement of commercial operations during fiscal 2009.  In addition, the Company is in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  The Company has also recently executed agreements with, among others, several utilities and customers and continues to dedicate significant resources to development, marketing and selling efforts in connection with its demand response product offerings.  While management is confident that a number of the above-mentioned contract discussions and other efforts will result in revenues in the near term, there can be no assurance that significant revenues, if any, will be recognized as a result of these contract discussions and efforts.

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(B) Basic and Diluted Loss Per Share

Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, and issuable common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 46,587,781 shares of common stock issuable upon exercise of options or warrants, or otherwise issuable were included in the computation of diluted loss per share at March 31, 2008.  None of the 41,571,449 shares of common stock issuable upon conversion of debt, exercise of options or warrants, or otherwise contingently issuable were included in the computation of diluted loss per share at March 31, 2007.

(C) Financing

Secured Promissory Notes

In September 2007, the Company entered into two secured promissory notes to borrow up to the aggregate maximum amount of $6,100,000, as set forth in the notes.  During the nine months ended March 31, 2008, the Company borrowed $4,880,000 under the notes.  The notes provide financing for three projects related to discount energy service agreements incorporating the Company’s EnviroGen® Energy Modules.  The promissory notes are with Gordon V. Smith, a current shareholder and director of the Company.  The notes accrue interest at rates of up to 24%, as set forth in the notes.  During the Start-Up Period, as that term is defined in the notes, interest is payable in units, each comprised of one share of common stock and one warrant to purchase common stock.  The number of units to be issued is determined by dividing the amount of interest accrued during the Start-Up Period by the lesser of $2.25 or 80% of the closing price of the Company’s common stock on the last day of the Start-Up Period.  The units of stock and warrants are issuable at the end of the Start-Up Period.  None of the projects have reached the end of the Start-Up Period, and accordingly, none of the units of stock and warrants have been issued at March 31, 2008.  Interest on the notes in the amount of $1,361,520 has been accrued at the estimated fair value of the units that would be issuable at March 31, 2008 for interest accrued through that date and recorded in accrued liabilities and in interest expense.  The fair value of the units was estimated based on the average closing price of the Company’s stock for the last five days of the quarter and on a Black-Scholes calculation for the fair value of the warrants, which resulted in $785,860 attributable to the common stock and $575,660 attributable to the warrants.  Each warrant shall be exercisable for four years from the last day of the Start-Up Period and the exercise price shall be the average closing price of the common stock on the last day of the Start-Up Period and the previous four days.  Thereafter, principal and interest are payable in cash over a term of ten years from the dates of the notes, as further described in the notes.  Mr. Smith is entitled to a 3% placement fee on each advance under the notes, which has been accounted for as loan issuance costs and is being amortized over the terms of the notes.  Under the notes, Mr. Smith was granted a right of first refusal with respect to the financing of each of the next thirty projects undertaken by the Company in connection with the execution of a discount energy service or similar agreement.  Mr. Smith has subsequently agreed to cancel his right of first refusal in connection with the Turnkey Project Acquisition, Loan and Security Agreement described in further detail below.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In addition, upon the earlier of the advancement of the maximum amount of the note or written notice by the Company of its intention to prepay the principal outstanding under the note, the Company shall issue Mr. Smith a six-month option and a four-year warrant to purchase common stock of the Company, each exercisable at $3.00 per share.  The aggregate number of options and warrants to be issued under the notes is equal to 1.83% and 1.22%, respectively, of the number of shares of the Company’s common stock issued and outstanding on a fully diluted basis.  To the extent that advances under the notes are less than the maximum amount available, the number of options and warrants to be issued under the notes would be reduced proportionately.  Upon issuance, the fair value of the options and warrants will be recorded as a discount to the notes and amortized over the terms of the notes as additional interest expense under the notes.

Turnkey Project Acquisition, Loan and Security Agreement

In December 2007, Chapeau entered into a Joint Venture Agreement, with TEFCO, LLC, a Virginia limited liability company, or TEFCO.  TEFCO was formed for the purpose of purchasing and owning turnkey projects employing Chapeau’s EnviroGen® Energy Modules for the tolling of energy in combined heat and power and combined cooling, heat and power applications in connection with discount energy service agreements.  TEFCO has been capitalized with $26 million from an investor group that includes as a significant member owning approximately 36%, Gordon V. Smith, a shareholder and director of Chapeau.  The Company made no capital contribution to TEFCO, but did receive a 9½% ownership interest in TEFCO for non-monetary contributions.  In March 2008, Chapeau entered into a Turnkey Project Acquisition, Loan and Security Agreement (the Agreement) with TEFCO.  The Agreement amends and restates in its entirety the Joint Venture Agreement, dated December 2007.

Under the terms of the Agreement, TEFCO agreed to acquire from Chapeau, for an aggregate purchase price of approximately $9.6 million, each of the turnkey projects in existence as of the date of the Agreement, with the purchase and sale to take place subsequent to that date upon which Chapeau obtains consents to the assignment of the related discount energy service agreements from the customers.  TEFCO is also granted a right of first offer to purchase the next $600 million of Chapeau’s turnkey projects on the terms and conditions set forth in the Agreement.  In the event TEFCO declines to acquire a turnkey project, Chapeau may seek alternative financing for the manufacture and sale of any such turnkey project.  In the event TEFCO exercises its right of first offer to acquire $600 million of turnkey projects, it will then have the right to acquire subsequent turnkey projects on terms and conditions to be mutually agreed upon by Chapeau and TEFCO at that time.

With respect to the acquisition of a particular turnkey project, in general TEFCO will advance Chapeau 35% of the purchase price upon execution of a related discount energy service agreement by the customer.  TEFCO will advance the remaining funds pursuant to a mutually agreed funding schedule detailed in the Agreement.  The funds advanced by TEFCO for each turnkey project will accrue interest that will be payable quarterly in shares of Chapeau’s common stock.  The number of shares of common stock to be issued to cover such quarterly interest payments will be determined as follows: (i) (A) the principal balance in question multiplied by (B) 0.17, with such product then multiplied by (ii) (A) the number of days in the period for which the principal balance in question was outstanding divided by (B) 365, with such amount then divided by (iii) the volume weighted average closing price of one share of Common Stock on the over-the-counter bulletin board, or such other exchange, market or listing service on which shares of Common Stock trade subsequent to the date of this Note, over the quarterly period in question.  Chapeau will operate, service and maintain each such turnkey project pursuant to its service obligation as set forth in the Agreement.  As of March 31, 2008, no turnkey projects had been sold to TEFCO.  In May 2008, TEFCO advanced the Company $500,000 in connection with the subsequent purchase and sale of the turnkey projects in existence as of the date of the Agreement noted in the preceding paragraph.  In that regard, the Company issued in favor of TEFCO a Secured Promissory Note payable in June 2008 and subject to interest accruing and payable as described herein in anticipation of executing purchase and sale agreements for such turnkey projects prior to the maturity date of the Secured Promissory Note.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Pursuant to the terms of the Agreement, TEFCO loaned Chapeau $10 million for general working capital purposes under the terms of a senior secured two-year promissory note (the Note).  Under the terms of the Note, interest only payments are due quarterly in shares of Chapeau’s common stock.  The number of shares of common stock to be issued to cover such quarterly interest payments will be determined as follows: (i) (A) the principal balance in question multiplied by (B) 0.17, with such product then multiplied by (ii) (A) the number of days in the period for which the principal balance in question was outstanding divided by (B) 365, with such amount then divided by (iii) the volume weighted average closing price of one share of Common Stock on the over-the-counter bulletin board, or such other exchange, market or listing service on which shares of Common Stock trade subsequent to the date of this Note, over the quarterly period in question.  The Note may be prepaid at any time without penalty, is secured by all assets of the Company, and matures on March 20, 2010.  As of March 31, 2008, TEFCO had advanced Chapeau the entire $10 million under the terms of the Note.  As of March 31, 2008, accrued interest on the Note was $216,575, which was paid by the issuance of 163,923 shares of the Company’s common stock in April 2008.

Upon receipt of the full $10 million under the Note, Chapeau issued TEFCO an option to acquire five million shares of Chapeau’s common stock and a warrant to purchase five million shares of Chapeau’s common stock.  The option has a per share exercise price of $1.20, is immediately exercisable, and will expire on March 21, 2010.  The warrant has a per share exercise price of $1.99, is immediately exercisable, and will expire on March 21, 2013.  Upon issuance, the proceeds of $10 million were allocated to the relative fair values of the note, the option, and the warrant in the amounts of $5,900,575, $1,582,534, and $2,516,891, respectively.  The allocated fair value of the option and warrant has been accounted for as a discount to the Note in the aggregate amount of $4,099,425, and is being amortized over the term of the Note as additional interest expense.

Also in connection with Agreement and the Note, the Company agreed to pay TEFCO a facilities fee of $780,000, which fee is payable in 587,094 shares of the Company’s common stock.  The shares were issued in April 2008 and the fee is included in “Accounts Payable” in the accompanying balance sheet at March 31, 2008 since the shares were not issued as of March 31, 2008.  In addition, the Company incurred a broker’s commission of $120,000 in connection with the Agreement.  The facilities fee and the broker’s commission are being accounted for as loan issuance costs and are being amortized over the term of the Note as additional interest expense.

TEFCO has also been granted certain registration rights with respect to the common stock underlying the option and the warrant and the common stock issuable as the facilities fee. Pursuant to the registration rights agreement, among other things, Chapeau has agreed to file a registration statement relating to these shares by March 20, 2009, which registration statement must be declared effective within 180 days of the initial filing.  In the event Chapeau has not met the filing or effectiveness obligations under the registration rights agreement by the requisite time periods, Chapeau will owe TEFCO up to 2% of the value of the shares covered by the registration statement.  TEFCO is also granted unlimited piggy back registration rights, subject to customary limitations, during the five-year period ending on March 20, 2013.  The registration rights agreement shall terminate upon the earliest to occur of the sixth anniversary of the execution of the registration rights agreement or certain other events set forth therein.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Summary information regarding notes payable,  long-term debt, and payable to related party for the nine months ended March 31, 2008 is as follows:

	Promissory Notes, Long-Term Debt, and Payable to Related Party	Unamortized Discount on Notes Payable	Promissory Notes, Long-Term Debt, and Payable to Related Party, Less Unamortized Discount
Balance at June 30, 2007	$772,000	$(51,245)	$720,755
Issuance of long-term debt to Gordon V. Smith	4,880,000	-	4,880,000
Issuance of long-term debt to TEFCO	10,000,000	(4,099,425)	5,900,575
Conversion of payable	(300,000)	-	(300,000)
Payment of promissory note	(200,000)	-	(200,000)
Amortization of discount	-	66,279	66,279
Balance at March 31, 2008	$15,152,000	$(4,084,391)	$11,067,609

Total interest expense from the amortization of discount on all notes payable and all debt issuance costs was $95,844 and $604,908 for the three months ended March 31, 2008 and 2007, and $154,793 and $743,154 for the nine months ended March 31, 2008 and 2007, respectively.

Notes payable, long-term debt, and payable to related party at March 31, 2008 and June 30, 2007 are summarized as follows:

	March 31,	June 30,
	2008	2007
17% senior secured promissory note payable, interest payable quarterly in shares of Company stock, due March 21, 2010, discount of $4,056,321 and $0, respectively	$5,943,679	$-
24% notes payable, payable in monthly installments through September 2017, secured by all assets of the Company	4,880,000	-
Non-interest bearing note, due January 2009, unsecured, less unamortized discount of $28,070 and $51,245, respectively	243,930	220,755
12% note payable, due on demand, unsecured	-	300,000
12% note payable, due on demand, unsecured	-	200,000
Total Notes Payable, Long-Term Debt, and Payable to Related Party, less Unamortized Discount	11,067,609	720,755
Less amounts due within one year	365,553	500,000
Long-Term Debt	$10,702,056	$220,755

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Noncurrent accrued interest and other obligations payable at March 31, 2008 and June 30, 2007 are summarized as follows:

	March 31,	June 30,
	2008	2007
Unpaid accrued interest on converted bonds and notes, payable to various Calim related entities, accrues interest at 12% per annum, unsecured, due no later than March 31, 2009	$1,778,901	$1,634,552
Non-interest bearing obligation, payable through October 2009, unsecured, less unamortized discount of $20,679 and $46,866 respectively	260,857	370,286
Total Noncurrent Accrued Interest and Other Obligations Payable, less Unamortized Discount	2,039,758	2,004,838
Less current maturities of other obligations payable	1,935,823	143,549
Noncurrent Accrued Interest and Other Obligations Payable	$103,935	$1,861,289

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

In July 2007, the Company also issued 297,521 shares of common stock to its two non-management members of the Board of Directors in satisfaction of director fees earned from 2002 through December 31, 2005.  The liability for the directors’ fees for 2002 through 2005 was satisfied through the issuance of stock valued at $115,319, or $0.3876 per share, the average closing price of the stock over the two-month period during which the parties reached an agreement to satisfy the liability for director fees through the issuance of common stock.  In July 2007, the Company also issued a total of 33,000 shares of common stock to its two non-management members of the Board of Directors, which shares were issued in satisfaction of director fees totaling $61,701, consisting of $33,000 earned during the calendar year ended December 31, 2006 and $28,701 as partial settlement of director fees owing for 2007.  The liability for the directors’ fees for 2006 was satisfied through the issuance of stock valued at the average closing market price of the stock for the calendar year ended December 31, 2006 in the amount of $1.29 per share.  Effective January 1, 2007, the Board of Directors approved a change in the compensation arrangement for non-employee members of the Board of Directors.  Each non-employee director will be awarded 1,000 shares of common stock per month of service, 1,000 shares of common stock for each board meeting attended, 500 shares of common stock for each committee meeting attended, and 500 shares of common stock for each committee chair position held during the year.  The value of the shares payable for January 1, 2007 to March 31, 2008 have been included at the average closing price for the corresponding month in which services were rendered.  Shares payable for this same period and applicable to special meetings are valued at the closing price of the stock on the actual date of the meeting.

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

As more fully disclosed in Note E to the condensed consolidated financial statements, the exercise of warrants and options during the nine months ended March 31, 2008 resulted in the issuance of 6,727,006 shares of common stock.

(E) Stock Options and Warrants

Compensation-Based Stock Options

The Company accounts for stock options and warrants under Statement of Financial Accounting Standards No. 123(R) (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  For options granted during the nine months ended March 31, 2008 and 2007, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.  During the nine-month periods ended March 31, 2008 and 2007, the Company granted options to acquire 2,160,000 shares and 4,650,000 shares of the Company’s common stock, respectively.  The weighted average fair values of stock options at the date of grant during the nine-month periods ended March 31, 2008 and 2007 were $1.68 and $2.63, respectively.

The following are the weighted-average assumptions used for options granted during the nine-month periods ended March 31, 2008 and 2007:

	2008	2007
Risk free interest rate	4.07%	4.82%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	126%	127%

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

For the three-month periods ended March 31, 2008 and 2007, the Company reported compensation expense related to stock options of $710,684 and $5,857,823, respectively.  For the nine-month periods ended March 31, 2008 and 2007, the Company reported compensation expense related to stock options of $2,065,344 and $6,342,165, respectively.  Share-based compensation has been included in the Statement of Operations as follows:

Period Reported	Selling, General, and Administrative Expense	Research and Development Expense	Total

Three months ended March 31, 2008	$578,505	$132,179	$710,684
Three months ended March 31, 2007	5,775,262	82,561	5,857,823
Nine months ended March 31, 2008	1,675,757	389,587	2,065,344
Nine months ended March 31, 2007	6,194,427	147,738	6,342,165
For the period from February 3, 2000 (date of inception of the development stage) through March 31, 2008	9,001,758	752,819	9,754,577

On October 10, 2007, by the unanimous consent of the members of the Board of Directors, the expiration dates of certain options to acquire 1.6 million shares of common stock at $0.25 per share with an original expiration date of October 11, 2007 were extended to January 11, 2008.  On November 5, 2007, by approval of the members of the Board of Directors, these options were further extended again for periods of up to five years.  Of these options, 1 million are held by the Chief Executive Officer of the Company and 200,000 are held by a non-employee director of the Company.  The Company recognized compensation expense of $158,100 in connection with the modifications of these options.

During the nine months ended March 31, 2008, options to acquire 613,894 shares of common stock were exercised.  The Company received cash of $164,168 in connection with options exercised.  The total intrinsic value of options exercised during the nine-month period ended March 31, 2008 was $862,505.  During the nine months ended March 31, 2007, options to acquire 60,000 shares of common stock were exercised.  The Company received cash of $15,000 in connection with options exercised.  The total intrinsic value of options exercised during the nine-month period ended March 31, 2007 was $165,000.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

A summary of stock option activity for the nine-month period ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at July 1, 2007	12,968,256	$0.67
Granted	2,160,000	1.71
Exercised	(613,894)	0.27		$862,505
Cancelled	(107,700)	0.25
Forfeited	(373,601)	1.27
Expired	(291,667)	0.47

Outstanding at March 31, 2008	13,741,394	$0.84	7.6 years	$7,147,850

Exercisable at March 31, 2008	9,893,477	$0.58	7.0 years	$6,599,432

As of March 31, 2008, there was approximately $6.0 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 2.2 years.  The intrinsic value is based on a March 31, 2008 closing price of the Company’s common stock of $1.15 per share.

Financing-Based Stock Warrants and Options

In connection with the issuance of common stock, notes payable, and bonds payable, including the conversion of certain notes and bonds payable, the Company has issued warrants and options to purchase shares of the Company’s common stock.  During the nine months ended March 31, 2008, the Company issued warrants and options to purchase 11,000,000 shares of common stock.  As discussed in Note D, the Company issued a warrant to purchase 1,000,000 shares of common stock in connection with the conversion of debt into stock and warrants.  Additionally, as discussed in Note C, the Company issued a warrant and an option to purchase a total of 10,000,000 shares of common stock in connection with the issuance of the note payable to TEFCO.

During the nine months ended March 31, 2008, warrantholders exercised warrants to acquire 1,300,000 shares of common stock for $130,000 cash and exercised warrants (with a weighted-average exercise price of $0.42) to acquire 6,689,021 shares on a cashless basis and received 4,813,112 shares of common stock.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

A summary of stock warrant activity for the nine months ended March 31, 2008 is presented below:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at July 1, 2007	27,785,686	$0.44
Issued	11,000,000	1.50
Exercised	(7,989,021)	0.37
Expired	(100,000)	1.25

Outstanding at March 31, 2008	30,696,665	$0.83

(F) Supplemental Schedule of Noncash Investing and Financing Activities

Cash paid for interest expense was $66,400 and $237,674 during the nine months ended March 31, 2008 and 2007, respectively.

The Company had the following noncash investing and financing activities during the nine months ended March 31, 2008:

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

As more fully discussed in Note C to the condensed consolidated financial statements, the Company incurred a financing fee and broker’s commission totaling $900,000 in connection with the TEFCO turnkey project acquisition, loan and security agreement and related promissory note, which have been accounted for as loan issuance costs.

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

(G) Lower of Cost or Market Adjustment

With respect to one of the Company’s existing turnkey projects anticipated to be sold to TEFCO pursuant to the Turnkey Project Acquisition, Loan and Security Agreement discussed further in Note C of these Notes to Condensed Consolidated Financial Statements, the estimated costs to complete the project currently exceed the estimated selling price principally as a consequence of the Company’s recent decision to substantially upgrade the installation from its original configuration.  Several factors contributed to the Company’s decision, including: (i) an anticipation that certain of the modifications will reduce project life cycle operating and maintenance costs; (ii) incorporation of new technology and improving system performance to increase customer savings; and (iii) enhancing the project’s marketing appeal as a showcase installation.  As a further consequence of these project upgrade modifications, the Company is pursuing additional rebates and other available financial incentives which will partially offset the associated additional costs, if and when received.

Generally accepted accounting principles require that inventories be measured at cost or market, whichever is lower, with market meaning current replacement cost.  Furthermore, market should not exceed the net realizable value (estimated selling price less costs of completion and disposal) of the inventory.  As a consequence of the factors described in the preceding paragraph, the Company has recognized an adjustment to the carrying value of inventory in the amount of $2.8 million and recorded a corresponding charge against cost of revenues during the quarter ended March 31, 2008.

(H) Contingent Liabilities

The Company is presently involved in certain routine legal matters incidental to our business, which, if adversely decided, management does not believe would have a material adverse affect upon the Company’s business or financial condition.

In November 2007, the Company entered into mediation proceedings in connection with a dispute for an undetermined amount of compensation allegedly due for services rendered on an independent contractor and/or sales representative basis in conjunction with certain contracts entered into by the Company.  In March 2008, the parties finalized the resolution of the dispute.  The Company agreed to pay the independent contractor $500,000, of which $100,000 was paid in March 2008.  The remaining liability is recorded in accrued liabilities, and is scheduled to be paid $100,000 in April 2008 and $16,667 per month from May 2008 through October 2009.  The settlement cost is included in Selling, General, and Administrative Expense in the accompanying Statement of Operations.

CHAPEAU, INC. AND SUBSIDIARY
dba BLUEPOINT ENERGY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(I) Subsequent Events

In April 2008, the Company issued to TEFCO 587,094 shares of the Company’s common stock in satisfaction of a facilities fee as set forth in the Turnkey Project Acquisition, Loan and Security Agreement discussed further in Note C of these Notes to Condensed Consolidated Financial Statements.

As discussed in further detail in Note C of these Notes to Condensed Consolidated Financial Statements (Turnkey Project Acquisition, Loan and Security Agreement), in May 2008, the Company received from TEFCO $500,000 as an advance in connection with the subsequent purchase and sale of the turnkey projects in existence as of the date of the Agreement.  In that connection, the Company issued in favor of TEFCO a Secured Promissory Note payable in June 2008 and subject to interest as described in Note C.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis is designed to be read in conjunction with the “Management’s Discussion and Analysis or Plan of Operation” and “Risk Factors” set forth in Chapeau’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.  As used herein, “Chapeau,” “we,” “our,” “us” and the like refer to Chapeau, Inc.

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to management.  Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control including, but not limited to, our ability to successfully pursue new business opportunities, our successful execution of our agreement with TEFCO, LLC, our ability to successfully develop our products and business, demand for Chapeau’s products and services, the timing of future product developments, and other risks detailed in Chapeau’s reports filed with the United States Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the period ended June 30, 2007.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results may differ from our expectations, and those differences may be material.  We are not undertaking any obligation to update any forward-looking statements.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on unknown results and trends at the time they are made, to anticipate future results or trends.

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

If we do not receive sufficient purchase orders for our cogeneration and demand response products from customers and associated cash deposits, we will need additional financing and failure to obtain such financing would jeopardize our ability to continue as a going concern. While we have secured orders from customers and commenced commercial product delivery, we have not reported substantial revenues or net income and we expect to operate at a loss without significant revenues at least for the immediate term.  We expect our expenses to continue to grow as we attempt to sell a significant number of systems. Although we received some funding during fiscal 2007 and fiscal 2008, absent our receipt of sufficient purchase orders from customers and associated cash deposits we will need substantial additional funding from outside sources to continue to grow our business.  We cannot be sure that we will be able to obtain that financing, if needed, or, if we are able to obtain such financing, that it will be on terms acceptable to us.  If we cannot obtain such financing, we will not be able to continue as a going concern.  As a result of these circumstances, the opinion of our independent accountants with respect to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2007 includes an explanatory paragraph indicating that these matters raise substantial doubts about Chapeau’s ability to continue as a going concern.

We have a history of operating losses and may continue to see losses in the future.  During the three and nine months ended March 31, 2008, Chapeau sustained losses of approximately $7.0 million and $14.0 million, respectively, and, as of March 31, 2008 had an accumulated deficit of approximately $49.2 million.  Without significant product sales and associated revenues and/or additional funding, we will not be able to continue our business operations.

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

Our products have limited testing in the field and although field results have been satisfactory, failure of the products to satisfactorily perform in real world applications would harm our business. While our principal products have been thoroughly tested in the laboratory and are gaining field experience, our products do not have a significant history of operations in the field.  Any failure of our products in field performance would adversely affect our ability to sell the products and our financial results.

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

The conversion or exercise of currently outstanding rights, options and warrants would result in significant dilution to holders of our common stock.  As a result of various transactions previously entered into by us, as of March 31, 2008, approximately 49 million additional shares of our common stock are issuable principally from the exercise of purchase rights under private warrants and options, as well as other provisions under the Secured Promissory Notes and Turnkey Project Acquisition, Loan and Security Agreement discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB.  This represents significant additional potential dilution for our existing shareholders.  The shares of common stock issuable as discussed herein are not included in currently outstanding shares and are not utilized in the calculation of our net loss per share.

Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  These principles require us to make estimates and judgments that affect the reported amounts in the financial statements and the related disclosures.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Estimated amounts may differ under different assumptions or conditions, and actual results could differ materially from the estimates.

Overview

Chapeau is an energy management company that provides state-of-the-art, technology-based, environmentally responsible demand response, or DR, and combined heat and power, or CHP, solutions to commercial and industrial energy users across a variety of public and private industry sectors, including hospitality, retail, healthcare, manufacturing and government.  To-date, our efforts have focused principally on incorporating innovative and proprietary engineering solutions into our D-RAAP™, or Demand Response Asset Aggregation Program, and our EnviroGen® Energy Modules utilizing our GenView™ control systems to enhance our line of DR and CHP product and service offerings while complying with the most stringent emission requirements in the world for the use of reciprocating engines.  Our robust, multi-layered, internet and microprocessor-based GenView™ control system, designed to integrate energy generating assets with building management control systems, is the cornerstone for all of our product offerings.  We believe that our innovative technological capabilities coupled with strategic partnerships, alliances and relationships forged in recent years will enhance our marketing and selling efforts in connection with not only our CHP line of products but also provide us significant opportunities as we enter the DR market.

Results of Operations and Financial Results

We have been in the development stage since February 3, 2000.  From February 3, 2000 through December 31, 2003, we did not have any revenue from the sales of our power generation systems.  Subsequent to December 31, 2003, we shipped and recognized revenue from the sale of our commercial power generation systems, including revenue recognized during the quarter ended March 31, 2006 from a system sale in connection with a project at the Embassy Suites Hotel of Santa Ana, California.  The Embassy Suites Hotel is the initial Showcase Center installation as a direct consequence of our Joint Strategic Agreement with Southern California Gas Company discussed in further detail elsewhere in this Quarterly Report on Form 10-QSB.  We continue to be considered a development stage company due to the absence of significant sales.

Net loss for the three months ended March 31, 2008 and 2007 was $7,037,702 and $8,311,989, respectively.  Net loss for the nine months ended March 31, 2008 and 2007 was $14,019,214 and $14,000,690, respectively.  Net loss for the nine months ended March 31, 2008 and 2007 are comparable in amount, but have certain significant differences which include: (i) significant share-based compensation in the third quarter of the prior fiscal year; (ii) expense incurred by Chapeau in the prior year to induce holders of convertible debt to convert the debt into common stock; and (iii) significant amount of amortization of discount on convertible debt and debt issuance costs in the prior year as a result of the early conversion of debt to common stock.  The impact of these factors are largely offset during the current year by: (i) a lower of cost or market adjustment to the carrying value of inventory recognized during the third quarter of the current year; (ii) decreased revenues and associated gross margin during the current year versus the prior year; (iii) additional expenses associated with increased staffing levels to support our growth initiatives in DR and CHP; (iv) a settlement with an independent contractor in connection with a dispute for compensation allegedly due for services rendered in conjunction with certain sales contracts entered into by us as discussed further in Note H of Notes to Condensed Consolidated Financial Statements; (v) increased legal expenses in connection with various transactions and other matters; and (vi) increased interest expense as a result of significant new debt in the current year.

Revenue for the three months ended March 31, 2008 and 2007 were $68,125 and $367,896, respectively.  Revenue for the nine months ended March 31, 2008 and 2007 were $376,795 and $989,679, respectively.  Revenue for the three and nine months ended March 31, 2008 consist principally of service and maintenance revenue and parts sales.  We did not recognize revenue from the sale of EnviroGen® Energy Modules during these periods.  Revenue for the three and nine months ended March 31, 2007 consisted principally of revenues from shipments of our EnviroGen® Energy Modules.  The reduced revenue amounts during the fiscal 2008 periods is a consequence of directing our production efforts to the completion of turnkey projects associated with discount energy service agreements as opposed to the delivery of individual modules or other products under sales contracts.  As discussed further in Note A and Note C of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, installation and commencement of commercial operation for the preponderance of these turnkey projects are targeted for the latter half of fiscal 2008 and fiscal 2009, with revenue recognition in connection with these turnkey projects dependent upon a number of factors currently under evaluation by us.  As discussed further in Note G of Notes to Condensed Consolidated Financial Statements, we recorded a charge against revenues related to a lower of cost or market adjustment in the amount of $2.8 million.  This adjustment was the result of a substantial increase in the estimated costs to complete one of our existing turnkey projects as a consequence of our decision to significantly upgrade the installation from its originally designed configuration.  As a consequence of these project upgrade modifications, we are pursuing additional rebates and other available financial incentives, which will partially offset the associated additional costs, if and when received.

For the period from February 3, 2000 through March 31, 2008, we incurred selling, general and administrative expenses of approximately $30.1 million and research and development costs of approximately $7.4 million, of which approximately $9.0 million and $753,000 consist of share-based compensation, respectively.  We incurred selling, general and administrative expenses in the amounts of $2,610,302 and $7,238,040 for the three months ended March 31, 2008 and 2007, respectively and $7,562,244 and $10,074,068 for the nine months ended March 31, 2008 and 2007, respectively.  Selling, general and administrative expenses principally consist of compensation to management, employees, and the board of directors, share-based compensation, legal fees, settlement costs, contract services and consulting services.  The decreases in selling, general and administrative expenses during the three and nine-month periods ended March 31, 2008 compared to the three and nine-month periods ended March 31, 2007 were primarily due to a significant amount ($5.8 million) of share-based compensation reported in the third quarter of the prior fiscal year.  The impact of this decrease in general and administrative expense is partially offset by: (i) increased payroll and related expenses associated with additional  management, sales and support staff during the current year; (ii) increased legal costs in connection with various transactions and other matters; and (iii) non-recurring settlement costs of approximately $500,000 discussed further in Note H of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB.

We incurred research and development costs of $650,997 and $450,790 for the three months ended March 31, 2008 and 2007, respectively and $1,864,787 and $1,285,269 for the nine months ended March 31, 2008 and 2007, respectively.  Research and development expenses principally consist of employee compensation, share-based compensation, materials and supplies, and outside service costs. The increases in research and development costs during the three and nine-month periods ended March 31, 2008 versus the three and nine month periods ended March 31, 2007 were primarily due to additional payroll and related costs associated with increased staffing levels as well as higher share-based compensation expense recognized during the three and nine-month periods ended March 31, 2008.

We have relied significantly upon the issuance of common stock, promissory notes, and convertible bonds to finance our operations.  In most cases, the notes, and bonds have been accompanied by some form of equity interest, including warrants, options, and conversion features.  Generally accepted accounting principles require that the proceeds from the notes, bonds, and equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes and bonds.  This discount, along with note and bond issuance costs, have been amortized over the terms of the notes and bonds, and recorded as “interest expense from amortization of discount on convertible debt and debt issue costs.”  These charges totaled $95,844 and $604,908 for the three months ended March 31, 2008 and 2007, respectively, and $154,793 and $743,154 for the nine months ended March 31, 2008 and 2007, respectively.  The substantially higher amount of amortization in the prior year was the result of writing off certain unamortized discounts and issuance costs as a result of the early conversion of certain convertible promissory notes into common stock.  In addition, interest expense of $888,326 and $159,395 for the three months ended March 31, 2008 and 2007, respectively, and $1,746,271 and $788,496 for the nine months ended March 31, 2008 and 2007, respectively, was incurred on promissory notes and convertible bonds.  The increase in interest expense in the current year is the result of significant new debt incurred to finance our current operations.

As further discussed in Note E of the Notes to Condensed Consolidated Financial Statements, during the three months ended March 31, 2008 and 2007, we recorded share-based compensation in the amounts of $710,684 and $5,857,823, respectively.  During the nine months ended March 31, 2008 and 2007, we recorded share-based compensation in the amounts of $2,065,344 and $6,342,165, respectively.  Under current accounting standards related to the accounting for stock options granted to employees, share-based compensation is measured at fair value under an option pricing model and the compensation is charged to the statement of operations over the related service period (usually the vesting period).

At March 31, 2008, we had current assets of $8,769,201 and current liabilities of $11,640,065 resulting in a working capital deficit of $2,870,864.  Current assets principally include cash; inventories, which include costs related to work in progress on turnkey projects and costs of engines and related components for systems being assembled; and certain prepaid expenses.  Current liabilities principally include accounts payable, accrued compensation and related payroll tax liabilities, accrued interest, and the current maturities of certain other obligations due within one year.

Plans for Research and Development

Based on our currently projected order flow we anticipate developing CHP and power generation systems in additional power and fuel configurations utilizing engines and ancillaries branded as or similar to “BluePoint Energy EnviroGen® Energy Modules.”  In addition to our current efforts, we also anticipate undertaking development work in connection with alternative platform configurations, enhancements and features incorporated in the BluePoint Energy EnviroGen® CHP Modules.

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

Liquidity and Sources of Financing

We are currently negotiating for sales and discount energy service (DES) agreements, for our CHP and CCHP modules with public utilities, energy service companies, hospitality sites, healthcare sites, industrial process companies and miscellaneous other sites with significant interest for applications in high demand areas within our initial target geographic markets.  In addition, we are currently discussing potentially significant sales, DES agreement opportunities, and joint venture and other strategic relationships with entities both domestic and abroad.  Most recently, we have signed agreements and are currently in discussions with various utilities and prospective end user participating sites in connection with DR programs.  The cash made available under the Note pursuant to the Turnkey Project Acquisition Agreement with TEFCO discussed in further detail below enabled us to meet our cash needs during the quarter ended March 31, 2008.  If we are unable to secure sufficient purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our future cash requirements to continue business operations as a going concern.

In September 2007, we executed in favor of a current shareholder who is also a director two secured promissory notes to borrow up to the aggregate maximum amount of $6.1 million, as set forth in the notes.  The notes provide financing for three projects related to discount energy service agreements incorporating our EnviroGen® Energy Modules.  As discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, during the nine months ended March 31, 2008, we borrowed $4,880,000 under the notes.  The notes accrue interest at rates of up to 24% per annum as set forth in the notes.  During the Start-Up Period, as that term is defined in the notes, interest is payable in units, each comprised of one share of common stock and one warrant to purchase common stock.  The number of units to be issued is determined by dividing the amount of interest accrued during the Start-Up Period by the lesser of $2.25 or 80% of the closing price of our common stock on the last day of the Start-Up Period.  Each warrant is exercisable for four years from the last day of the Start-Up Period and the exercise price shall be the average closing price of the common stock on the last day of the Start-Up Period and the previous four days.  Thereafter, principal and interest are payable in cash as set forth in the notes.  The notes are secured by all of our property and assets and the noteholder is entitled to a 3% placement fee on each advance under the notes.  Under the notes, the noteholder was granted a right of first refusal with respect to the financing of each of the next thirty projects undertaken by us in connection with the execution of a discount energy service or similar agreement.  In addition, upon the earlier of the advancement of the maximum amount of the note or written notice by us of our intention to prepay the principal outstanding under the note, we shall issue the noteholder a six-month option and a four-year warrant to purchase common stock of the Company, each exercisable at $3.00 per share.  The aggregate number of options and warrants to be issued under the notes is equal to 1.83% and 1.22%, respectively, of the number of shares of the Company’s common stock issued and outstanding on a fully diluted basis.  To the extent that advances under the notes are less than the maximum amount available, the number of options and warrants to be issued under the notes would be reduced proportionately.

In December 2007, we entered into a Joint Venture Agreement, with TEFCO, LLC, a Virginia limited liability company, or TEFCO.  As discussed in Note C of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, TEFCO was formed for the purpose of purchasing and owning turnkey projects employing our EnviroGen® Energy Modules for the tolling of energy in combined heat and power and combined cooling, heat and power applications in connection with discount energy service agreements.  TEFCO has been capitalized with $26 million from an investor group that includes as a significant member owning approximately 36%, Gordon V. Smith, a shareholder and director of Chapeau.  Chapeau made no capital contribution to TEFCO, but did receive a 9½% ownership interest in TEFCO for non-monetary contributions.  On March 20, 2008, Chapeau entered into a Turnkey Project Acquisition, Loan and Security Agreement , or Turnkey Project Acquisition Agreement, with TEFCO.  The Turnkey Project Acquisition Agreement amends and restates in its entirety the Joint Venture Agreement.

Under the terms of the Turnkey Project Acquisition Agreement, among other things, TEFCO agreed to acquire from Chapeau, for an aggregate purchase price of approximately $9.6 million, each of the turnkey projects in existence as of the date of the Turnkey Project Acquisition Agreement, with the purchase and sale to take place subsequent to that date upon which Chapeau obtains consents to the assignment of the related discount energy service agreements from the customers.  TEFCO is also granted a right of first offer to purchase the next $600 million of Chapeau’s turnkey projects on the terms and conditions set forth in the Turnkey Project Acquisition Agreement.  In the event TEFCO declines to acquire a turnkey project, Chapeau may seek alternative financing for the manufacture and sale of any such turnkey project.  The funds advanced by TEFCO for each turnkey project will earn interest which will be payable quarterly in shares of Chapeau’s common stock.  The number of shares of common stock to be issued to cover such quarterly interest payments will be determined as follows: (i) (A) the principal balance in question multiplied by (B) 0.17, with such product then multiplied by (ii) (A) the number of days in the period for which the principal balance in question was outstanding divided by (B) 365, and with such amount then divided by (iii) the volume weighted average closing price of one share of common stock on the over-the-counter bulletin board, or such other exchange, market or listing service on which shares of common stock trade, over the quarterly period in question.   Also under terms of the Turnkey Project Acquisition Agreement, we will operate, service and maintain each such turnkey project.  As of March 31, 2008, no turnkey projects had been sold to TEFCO.

Also pursuant to the terms of the Turnkey Project Acquisition Agreement, TEFCO loaned Chapeau $10 million for general working capital purposes under the terms of a senior secured two-year promissory note, or the Note.  Interest only payments are due quarterly in shares of Chapeau’s common stock.  The number of shares of common stock to be issued to cover such quarterly interest payments will be determined as follows: (i) (A) the principal balance in question multiplied by (B) 0.17, with such product then multiplied by (ii) (A) the number of days in the period for which the principal balance in question was outstanding divided by (B) 365, and with such amount then divided by (iii) the volume weighted average closing price of one share of common stock on the over-the-counter bulletin board, or such other exchange, market or listing service on which shares of common stock trade subsequent to the date of the Note, over the quarterly period in question.   The Note may be prepaid at any time without penalty, is secured by all assets of Chapeau, and matures on March 20, 2010.  As of March 31, 2008, TEFCO had advanced Chapeau the entire $10 million under the terms of the Note.

Upon receipt of the full $10 million under the Note, Chapeau issued TEFCO an option to acquire five million shares of Chapeau’s common stock and a warrant to purchase five million shares of Chapeau’s common stock.  The option has a per share exercise price of $1.20, is immediately exercisable, and will expire on March 21, 2010.  The warrant has a per share exercise price of $1.99, is immediately exercisable, and will expire on March 21, 2013.  Upon issuance, the proceeds of $10 million were allocated to the relative fair values of the note, the option, and the warrant in the amounts of $5,900,575, $1,582,534, and $2,516,891, respectively.  The allocated fair value of the option and warrant has been accounted for as a discount to the Note in the aggregate amount of $4,099,425, and is being amortized over the term of the Note as additional interest expense.

Also in connection with Turnkey Project Acquisition Agreement and the Note, Chapeau agreed to pay TEFCO a facilities fee of $780,000, which fee is payable in 587,094 shares of the Company’s common stock which were issued in April 2008.  In addition, the Company recorded a broker’s commission of $120,000 in connection with the Agreement.  The facilities fee and the broker’s commission are being accounted for as loan issuance costs and are being amortized over the term of the Note as additional interest expense.

We will continue to seek alternative sources of capital to meet our cash requirements, if and as necessary.  If additional capital is necessary, however, there can be no assurance that any potential financing arrangements will be available and, if available, can be obtained on terms favorable to us or in amounts sufficient to meet our cash flow requirements.  If we are unable to secure sufficient discount energy service agreements with associated turnkey projects for sale to TEFCO and/or purchase orders from customers with corresponding cash deposits and/or secure additional working capital as indicated herein, we may not be able to meet our future cash requirements to continue business operations as a going concern.  As previously noted, we have executed DES agreements incorporating our EnviroGen® Energy Modules representing potential future project revenues and cash flow to us from the delivery of turnkey energy generation capabilities to satisfy requirements under the respective discount energy service agreements, generally anticipated within six to nine months of inception.  In addition, we are in advanced contract discussions with these and other significant entities for multiple projects at similar locations.  While management is confident that a number of these contract discussions, as well as our other efforts in connection with our recent demand response product offerings and initiatives, will result in revenues and associated cash flow in the near term, there can be no assurance that significant revenues and associated cash flow, if any, will be recognized as a result of these efforts or any other contract discussions.

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

During the quarter ended March 31, 2003, we entered into a Strategic Alliance Agreement with URS Corporation, or URS, whereby Chapeau and URS will jointly market our Lean-One® CHP Modules.  In September 2005, URS initiated a formal “Green Building Initiative” that proposes to utilize two key power generation technologies for implementation of energy efficiency with ultra-clean emission capabilities in furtherance of state and federal efficiency and emission standards.  The two power generation technologies proposed for this initiative were a solar alternative and cogeneration equipment supplied exclusively by Chapeau. In August 2006, the State of California Department of Corrections and Rehabilitation, or CDCR, accepted a response to a Request for Qualifications, or RFQ, to provide energy conservation services to adult institutions and juvenile justice facilities under the jurisdiction of the CDCR, which response was submitted in May 2006 by URS on behalf of a 3-member team that included us.  The RFQ mandates project management, quality management, engineering, design, construction, estimating, and other energy conservation services to reduce CDCR’s electricity and natural gas purchases.

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

In January 2008, we received a commitment letter from the Cashman Power Solutions business unit of Caterpillar equipment dealer Cashman Equipment Company (“Cashman”), whereby, among other things, Cashman will begin making available for sale to us diesel and natural gas Caterpillar manufactured engines and generators for integration into our proprietary EnviroGen® Energy Module, and Cashman will work with Caterpillar and the Caterpillar Dealer Network to support us in connection with Cashman-provided Caterpillar genset products.  The support activities include, among other things, the provision of application, installation and product performance information and technical data as needed in connection with the integration of Caterpillar genset products into Chapeau’s EnviroGen® Energy Modules, corresponding technical training and parts support and facilitating Caterpillar Power Protection Plans to provide guaranteed long-term maintenance and repair costs (up to 10 years) with service and support conducted through local authorized Caterpillar Dealers worldwide.

Lastly, as a consequence of our efforts in the DR market, we have recently secured demand-side management agreements with nationally recognized utilities, a national development agreement for DR programs with one of the leading hotel and leisure companies in the world and a regional development agreement for DR programs with one of the nation’s premier retailers and we are in discussions with other utilities and prospective end user participating sites as well as potential support and/or alliance partners in connection with various DR programs.  In that regard, as a consequence of commitments set forth in a letter received by us in January 2008 from the Electric Power Division of Caterpillar Inc., or Caterpillar, among other things, we have begun to rollout our D-RAAP™ via facilitation between Caterpillar, Chapeau and the North America Caterpillar Dealer network.  The initial rollout targets certain Caterpillar dealers in California and the Northeast region of the United States.

We continue to seek and evaluate qualified management and other personnel to achieve our business growth objectives.  In that connection, we have recently hired key senior management personnel as well as support staff in the functional areas of project management, sales and administration.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements (SFAS 157), which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements.  This statement is effective for our fiscal year beginning July 1, 2008 for financial assets and liabilities and July 1, 2009 for non-financial assets and liabilities.  We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our financial reporting and disclosures.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective January 1, 2009.  The Company is currently evaluating the impact of SFAS 161 on its financial statements.

Off-Balance Sheet Arrangements

We do not have any transactions, obligations, or relationships that would be considered off-balance sheet arrangements.

ITEM 3A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Rules Section 13a-15(e) and 15d-15(e), we maintain disclosure controls and procedures pursuant to which management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of the end of the quarter ended March 31, 2008, a review and evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material financial and non-financial information required to be disclosed by Chapeau in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is timely and accurately recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently involved in certain routine legal matters incidental to our business, which, if adversely decided, our management does not believe would not have a material adverse affect upon our business or financial condition.

In November 2007, Chapeau entered into mediation proceedings in connection with a dispute for an undetermined amount of compensation allegedly due for services rendered on an independent contractor and/or sales representative basis in conjunction with certain contracts entered into by Chapeau.  The parties finalized resolution of the claim and entered into an agreement during the quarter ended March 31, 2008 whereby, among other things, Chapeau agreed to pay $500,000 over an 18-month period in settlement of the dispute.  Chapeau has included in its financial statements at March 31, 2008, $500,000 in settlement costs in connection with this action (see Note H of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, Chapeau, in exchange for services provided to Chapeau, granted to five employees and to an outside consultant options to acquire a total of 860,000 shares of common stock with exercise prices ranging from $1.12 to $1.50 per share, expiration dates of ten years, and vesting periods of one to three years.

During February 2008, options were exercised to purchase 213,894 shares of common stock at $0.30 per share.  In February 2008, warrants (with an exercise price of $0.50) to acquire 4,666,668 of common stock were exercised on a cashless basis and received 2,966,400 shares of common stock.

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

CHAPEAU, INC.

Dated: May 20, 2008	By	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2008	By	/s/ Steven C. Lagorio
Steven C. Lagorio, Chief Financial Officer
(Principal Accounting Officer)